Form 10-K
period 2011-12-31
GSE Holding, Inc.
filed 2012-03-30
CIK 1275712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to

Commission file number 001-35382

GSE Holding, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0619069
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19103 Gundle Road, Houston, Texas	77073
(Address of Principal Executive Offices)	(Zip Code)

(281) 443-8564
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐      No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☑
The registrant completed the initial public offering of its common stock on February 15, 2012. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 30, 2012, 19,338,454 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GSE Holding, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2011

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. The statements we make regarding the following subjects are forward-looking by their nature. These statements include, but are not limited to, statements about:

•	our beliefs concerning our capital expenditure requirements and liquidity needs;

•	our beliefs regarding the impact of future regulations;

•	our ability to secure project bids;

•	our expectations with respect to our executive officers’ and directors’ future compensation;

•	our beliefs regarding the anti-takeover effects of certain provisions of our certificate of incorporation, our bylaws and Delaware law;

•	our plans to strategically pursue emerging growth opportunities in diverse regions and end markets;

•	our expectations regarding future demand for our products;

•	our expectation that sales and total gross profits derived from outside North America will increase;

•	our expectation that our core product strategy of matching product specifications with the application will have a positive impact on our profitability;

•	our ability to manufacture our higher-margin proprietary products globally;

•	our belief in the sufficiency of our cash flows to meet our needs; and

•	our expectations about future dividends and our plans to retain any future earnings.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities Exchange Commission (the “SEC”) and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ii

PART I

ITEM 1. BUSINESS

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “GSE,” “GSE Holding,” “our business” and “our company” refer to GSE Holding, Inc. and its consolidated subsidiaries as a combined entity.

Our Business

We are the leading global provider by sales of highly engineered geosynthetic containment solutions for environmental protection and confinement applications. Our products are used in a wide range of infrastructure end markets such as mining, waste management, liquid containment (including water infrastructure, agriculture and aquaculture), coal ash containment and shale oil and gas. We are one of a few providers with the full suite of products required to deliver customized solutions for complex projects on a worldwide basis, including geomembranes, drainage products, geosynthetic clay liners (“GCLs”), nonwoven geotextiles and specialty products. We sell our products in over 110 countries and a global infrastructure that includes seven manufacturing facilities located in the United States, Germany, Chile, Egypt and Thailand, 18 regional sales offices located in 12 countries and engineers and technical salespeople located on four continents. We generate the majority of our sales outside of North America, including 35% from sales into high-growth emerging and frontier markets in Asia, Latin America, Africa and the Middle East. Our comprehensive product offering and global infrastructure, along with our extensive relationships with customers and end-users, provide us with access to high-growth markets worldwide, visibility into upcoming projects and the flexibility to serve customers regardless of geographic location.

Geosynthetic lining solutions are mission-critical, and often mandated by regulatory authorities, for the safe containment of materials and groundwater protection across a wide range of applications. Our technologically advanced products are manufactured primarily from polyethylene resins and proprietary additives, and are engineered to high performance specifications such as relative impermeability, structural integrity and resistance to weathering, ultraviolet degradation and extended chemical exposure. Our products are low in cost relative to the total development expenditure of a typical project, as well as to the remediation cost and adverse environmental impact that would result from not using a geosynthetic lining solution. We believe that we derive a pricing premium and margin advantage from our technologically advanced products and our brand name that is well-recognized in the industry for quality, reliability and innovation, each of which are critical factors when purchasing a product that is often required to last in perpetuity.

We are one of a few providers that possess the manufacturing capabilities and product breadth to develop solutions that meet the specific performance and regulatory standards required to supply large, complex projects on a global basis. Our manufacturing facilities have one of the broadest geographic presences in the industry and are strategically located to allow us to serve the fastest growing end markets and geographies, to effectively manage our cost structure and to maintain proximity to our customers and suppliers. In addition, we have a global network of engineers and salespeople that work with customers to provide customized solutions. Our engineers also collaborate with international standards organizations to develop regional specifications and standards for existing and new applications; consequently, we help public and private industry engineers to establish the framework of specifications for our industry’s products. We believe that our global infrastructure provides us with a competitive advantage, particularly in emerging and frontier markets, as we are well positioned to capture new opportunities from the implementation and enforcement of more stringent environmental regulations driven by increasing environmental awareness globally.

We serve leading mining, waste management and power companies; independent installers and dealers; general contractors; and government agencies. Our solutions have been integral components of projects by large, well-established and well-known companies such as Arizona Public Service Company, Inc., Barrick Gold Corp., BHP Billiton plc, the Charoen Pokphand Group Co. Ltd., Newmont Mining Corp., Rio Tinto Limited, Veolia Environnement S.A. and Waste Management, Inc. Our customer base is geographically diversified with 56% of our sales in 2011 generated outside North America, including emerging and frontier markets in Asia (16%), Latin America (10%), Africa (7%) and the Middle East (2%). We define emerging markets as nations with rapid growth in business activity and industrialization, such as China and India, and frontier markets as countries that are earlier in their development cycles but could exhibit similar characteristics in the future, such as Vietnam and many African countries. We serve over 1,300 customers annually, and our largest customer accounted for less than 5% of our sales in 2011. We maintain strong, longstanding relationships with our customer base, with an average tenure of 13 years with our top 10 customers.

Our sales grew by 35% to $464.5 million in the year ended December 31, 2011 from $342.8 million in the year ended December 31, 2010. In the year ended December 31, 2011, we had net income of $1.0 million compared to a net loss of $16.7 million in the prior year, an increase of $17.7 million. Our Adjusted EBITDA grew by 59% to $44.5 million from $28.1 million in the prior year. See note (3) to the table set forth in Item 6, "Selected Financial Data" for a reconciliation of Adjusted EBITDA to net income or loss. Growth in the year ended December 31, 2011 was driven, in part, by our focus on product innovation and strategic growth initiatives in new markets and applications, as exemplified by the ongoing diversification of our sales. Despite challenging economic conditions in early 2010, we were able to meaningfully streamline our operations and implement successful performance improvements that have enhanced our profitability and provided us with significant operating leverage. As a result of these initiatives, we increased our gross margins by 2 percentage points to 15% in the year ended December 31, 2011 from 13% in the prior year and we believe there is an ongoing opportunity for improvement. Our adjusted gross margins increased by 2 percentage points to 17% in the year ended December 31, 2011 from 15% in the prior year. See note (2) to the table set forth in Item 6, “Selected Financial Data” for a reconciliation of adjusted gross margin to gross margin.

Our Industry

Our industry is highly fragmented due to its relevance to a wide variety of products, applications, end markets and geographies. For the most part, other market participants are small, privately held companies that compete on a local or regional basis and offer only one or a few products. Globally, demand for geosynthetics is influenced by environmental regulations, particularly those involving heap leach mining, landfills and waste ponds for industrial and energy process by-products. For these markets, some type of geosynthetic is typically required to comply with environmental standards for groundwater protection. In the United States, one example of applicable legislation is the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), which provides legal guidelines for the storage, treatment and disposal of hazardous and nonhazardous solid waste.

We focus primarily on the global mining, waste management and liquid containment end markets, and are developing new end markets such as coal ash containment and shale oil and gas. Although the businesses of many of our customers are, to varying degrees, cyclical and experience periodic upturns and downturns, we believe that there are highly attractive near- to medium-term global macroeconomic trends in each of these sectors.

Mining. In the heap leach extraction process used in the mining industry, geosynthetic systems prevent the leakage of the valuable leachate into which the metal is dissolved, protect the ground and soil from contamination and provide drainage solutions. In all other processes, geosynthetics are used as containment solutions for the tailing ponds in which water borne tailings are stored in order to allow the separation of solid particles from water. The size of the geosynthetic opportunity in mining end markets is directly related to the amount of global mining activity, which is driven by demand for metals and minerals and the need for new mining infrastructure to satisfy this demand. Our products are especially relevant to mining applications focused on copper, gold, silver, uranium and phosphate.

Waste Management.  Geosynthetics are used in the management of municipal solid waste (“MSW”) as liners to prevent landfill runoff from entering the surrounding environment and as caps to prevent the escape of greenhouse gases, control odors and limit rainwater infiltration. While growth in North American and European waste management markets has historically trended with GDP growth, we believe the construction and expansion of landfills for the containment of this waste will drive global geosynthetic demand in emerging markets. We believe that increased wealth, the positive correlation between MSW generation and per capita GDP and heightened environmental regulation will move disposal practices in Asia and other emerging markets away from current open dumping and open burning practices towards landfilling and other more environmentally friendly methods of disposal. China has addressed the need for increased sound waste disposal resources in its twelfth five-year plan, the most recent in a series of economic development initiatives, which mandates the investment of 180 billion Yuan, or approximately $28 billion, in the urban waste disposal sector between 2011 and 2015.

Liquid Containment. Geosynthetic products are used in a wide variety of liquid containment applications in civil engineering and infrastructure end markets such as water infrastructure, agriculture and aquaculture.

•
Water Infrastructure.  Our products are used to prevent water leakage in water transportation and storage applications, such as reservoirs and canals. In emerging economies in South America, Asia Pacific, Middle East and Africa, population expansion and urbanization coupled with water scarcity and pollution will cause investment in water infrastructure to outpace global rates.

•
Agriculture and Aquaculture.  Irrigation waterways for agriculture end markets and fish farming ponds for aquaculture end markets employ geosynthetic products to prevent the leakage of water. In 2008, Asia represented over 90% of global aquaculture production, driven by increasing urbanization and affluence, higher per capita consumption and more protein-rich diets.

Coal Ash Containment.  Coal-burning power plants produce coal ash, a pollutant that can contaminate soil and groundwater, as a byproduct of the combustion process. In December 2008, a coal ash containment failure at The Tennessee Valley Authority’s fossil fuel plant in Kingston, Tennessee resulted in the release of approximately 5.4 million cubic yards of coal ash into the Emory River. The clean-up costs and timeline associated with the failure are estimated to be in excess of $1.2 billion and four years, respectively. Following this incident, between May and November 2010, the Environmental Protection Agency (the “EPA”) announced plans to regulate the disposal of coal ash generated by coal-fired electric utilities under RCRA, published proposed rules for the regulation and held a public comment period. The EPA’s proposed rules may never be promulgated, however, because the United States House of Representatives passed legislation in October 2011 that proposes national standards which the states, and not the EPA, would enforce. A companion bill has been introduced in the United States Senate, but has not yet reached the Senate floor. Utilities have already begun capping existing non-compliant disposal facilities and constructing new disposal facilities that meet the requirements of the regulation in advance of it coming into effect.

Shale Oil and Gas.  Geosynthetic solutions are used in a number of applications in the drilling and production of shale oil and gas, including to effectively line storage and disposal ponds for both the freshwater required for hydraulic fracturing, or fracking, and for flowback water, a by-product containing high levels of the salt, down-well chemicals and metals used in the fracking process. We believe that the majority of producing shale wells will ultimately require appropriately lined ponds for the containment of freshwater, fracking chemicals and flowback water.

Our Competitive Strengths

Market leader with strong brand recognition.  We are the largest producer of polyethylene geomembranes in the world. We believe this market position provides us with a number of competitive advantages, including the ability to attract and retain large multinational customers that rely on our global scale and full product breadth for on-time product delivery, as well as flexibility and economies of scale in manufacturing and raw materials procurement. We believe that our established reputation for quality, reliability and technological innovation is an important factor in our customers’ purchasing decisions, and is supported by our 30-year corporate history without a product failure resulting in significant liability or environmental damage. Our market position and brand name also create barriers to entry, given the importance of long-term customer relationships, the necessity of meeting the global logistical needs of customers, and the significant investment that would be required to replicate our existing footprint.

Global infrastructure provides key competitive advantages.  Our network of manufacturing facilities and sales and engineering personnel strategically located around the world positions us well to:

•
Opportunistically access the most attractive regions and sub-sectors of our markets.  Sustained high prices for precious and industrial metals combined with global industrialization and demand, especially from emerging markets, has expanded mine production in areas such as Chile, Africa, China and Indonesia. In addition, we believe that continued urbanization, GDP growth and increasing environmental regulation will create ongoing demand for environmentally sound waste management infrastructure in China and India. We have a strong, established local presence in the regions where each of these opportunities is located.

•
Focus on complex, high-priority applications.  Our ability to supply customers with products from any of our seven manufacturing facilities located on five continents allows us to target large and complex projects for which geosynthetics must be delivered on a strict schedule, particularly for our customers in the mining industry. We are able to provide our customers the confidence of on-time delivery, even for large orders delivered over the course of several months, which provides us with an advantage over regional competitors who may have capacity constraints as a result of their limited facilities. In addition, our global engineering presence allows us to have a local technical dialogue with our customers that allows us to effectively tailor our solutions for these complex projects, which we believe differentiates us from other industry participants and reduces the risk of our customers switching to one of our competitors.

•
Capitalize on regional differences in the costs of our raw materials.  Our suppliers sell resins through local markets, and we are able to source raw materials, which primarily consist of resin, for our global operations from the most cost-efficient region. We regularly take advantage of more attractive prices for resin, net of transportation costs, in regions other than where it is ultimately utilized. Although resins are subject to price fluctuation in response to market demand and other factors, our ability to source resins on a global basis provides us with leverage over regional raw material suppliers, which allows us to ensure a consistent supply of competitively priced raw materials.

•
Maintain strong, global relationships with our customers and end-users.  We have been able to develop strong, long-term relationships with our multinational customers and end-users as a result of our ability to serve as a value-added partner on a global basis, despite the potentially remote locations of their projects.

Mission-critical solutions customized from broad product offering.  Reliable geosynthetic solutions are critical to the safe and profitable operation of our customers’ facilities. In addition, remediation cost and environmental impact of a product failure can be significant relative to the cost of our solutions. We believe we are able to command premium pricing relative to the industry due to the quality and reliability of our products and the significance that our customers place on these factors when purchasing geosynthetics. In addition, we are among a limited number of geosynthetic providers with the product breadth to provide solutions that can be customized for each application. Our ability to create a tailored solution for each project that achieves the necessary physical characteristics using layers of geomembranes, drainage products, GCLs and nonwoven geotextiles provides us with a competitive advantage against regional competitors that have more limited product offerings.

Innovation-driven culture with a history of new product and application development and commercialization.  We believe we are the pioneer in the industry as the first company to have developed lining systems from high-density polyethylene. We have continued our tradition of innovation through our 30-year history. We believe we act as the primary innovator in the industry by applying our global engineering expertise to originate new, proprietary products, develop new applications for our products and work with customers to tailor solutions to their requirements. We have a portfolio of over 35 patents worldwide that have been developed by our in-house engineering personnel. Our engineers work closely with customers and end-users to develop new applications and end markets for our products, and with international standards development organizations to gain acceptance for these uses by these parties. We are a leader in the national and international standards setting process for the geosynthetics industry and hold leadership positions on numerous industry standards development organizations.

Highly experienced management team.  Our senior management team averages over 25 years of experience in geosynthetics and related industries and is responsible for the operational transformation and strategic realignment that was undertaken during 2009 and 2010 to more effectively serve our global customer base, improve our profitability and further diversify our end markets. See “– Our History” and “– Supply Chain Management” for additional information on our rationalized global infrastructure and strategically positioned manufacturing capacity. Our new executive management team has instilled a pervasive culture based on innovation, customer service and profitability. Acting as a cohesive global group, our management team is well-equipped to execute on our strategic growth and profitability initiatives.

Our Growth Strategy

Leverage global infrastructure to expand market share in certain geographies and end markets.  We are focused on continuing to utilize our international presence to improve our penetration of high-growth emerging markets, where we generated 35% of our sales in 2011. We are particularly focused on pursuing attractive growth opportunities in Asia, the Middle East and Africa. We plan to expand sales and engineering coverage in certain of these regions and evaluate the deployment of manufacturing lines so that regional production capacity and market opportunities are aligned to address these regions. In addition, we seek to continue expanding our share in key end markets by further developing our targeted product offering for these markets and continuing to grow relationships with existing and new customers globally. By pursuing these strategies, we believe we can improve our access to high-growth regions and markets, enhance our operational flexibility and continue to target high-value projects globally.

Focus on continued sales and operational excellence.  We believe we have a clear strategy for ongoing improvement in our profitability by focusing on both higher-margin products and end markets, as well as continued operational improvement. We anticipate that as our product mix continues to shift towards higher-value proprietary products, our pricing power and profitability will continue to improve. We also expect that our core product strategy of matching product specifications with the application will have a positive impact on our profitability. In addition, we expect to continue to see the benefits of the operational transformation we implemented in 2010. Among other initiatives, we diversified our resin sources on a global basis, implemented margin management and pricing programs, eliminated two high-cost manufacturing locations, sold a non-core labor-intensive installation business and permanently reduced our headcount by approximately 36% since December 2008. We believe that as our volumes increase, the operating leverage we have created through facility and business line rationalizations will continue to have a positive impact on our profitability. Finally, we expect our margin management and supply chain diversification initiatives to become increasingly effective as they continue to become refined.

Accelerate new product development.  We plan to continue to expand the breadth of our product offering, which allows us to customize products for specific applications and deepen our relevance to key end markets. Through our extensive global engineering and product development capabilities, we plan to enhance our core products as well as develop new higher-margin proprietary products and solutions. While our higher-margin proprietary products and solutions are currently only manufactured at our Houston facility, we plan to expand our production capabilities for these products globally. With respect to our core products, our strategy focuses on developing tiers of products that are fit-for-purpose, so that product specifications are determined by the application, thereby maximizing our overall customer value proposition. For instance, heap leach mining applications, in which valuable metals dissolved in harsh chemicals need to be contained, require different geosynthetic products than aquaculture applications, where water needs to be contained. With respect to our new products, our strategy involves developing solutions engineered to resolve common problems in our end markets and applications. These next generation products often provide higher technical capabilities and higher margins. For instance, we offer our customers a lining solution that allows for leak detection during installation and throughout the project lifecycle, thereby reducing the risk of long-term environmental damage and providing a liability management tool for the end-user.

Continue to develop new end markets and applications for our products.  As environmental regulations continue to be adopted in our domestic and international end markets, we will continue to respond to these regulations by cultivating new applications for our products. We believe we are well-positioned to develop new addressable markets as a result of our position as the innovator in the industry, our strong engineering and product development capabilities, our deep relationships with customers and end-users and our experience working with relevant governmental agencies. For instance, we are developing a proprietary product that effectively addresses the requirements of the emerging domestic coal ash containment market. We have been proactively working with coal-fired electric utilities that must ultimately comply with pending coal ash regulation to discuss the merits of this proprietary product and form partnerships to address this market. We have developed a similar approach to address the increasing demand for our products in the shale oil and gas end markets. As a result of these efforts, we anticipate having the critical first-mover advantage in these important high-growth, high-margin markets.

Selectively pursue investment and acquisition opportunities.  We plan to pursue strategic investment opportunities, both organic and acquisitive in nature. In an effort to ensure we have manufacturing capacity located where it would be most advantageous, we intend to make capital investments in our facilities that serve the Asian, Middle Eastern and African markets, as well as in our facilities which we expect will serve the domestic coal ash containment markets. In addition, given the fragmented nature of the geosynthetics industry, we believe that there may be opportunities to pursue value-added acquisitions at attractive valuations in the future, which may augment our geographic footprint, broaden our product offerings, expand our technological capabilities and capitalize on potential operating synergies.

Our History

We were founded in 1981 by Clifford Gundle under the name Gundle Corporation, and we believe we were the first company to develop lining systems from high-density polyethylene. We grew significantly, and in 1986, an affiliate of Odyssey acquired a majority ownership interest in us and we completed an initial public offering and our shares were listed on the New York Stock Exchange. Between 1995 and 2002, we completed a series of acquisitions that broadened our global reach, added manufacturing capabilities, expanded our distribution network and enhanced our product offering. These included the two transformational acquisitions of SLT Environmental, Inc. and Serrot International, Inc., each of which significantly improved our global scale and the latter of which established us as the global leader in geosynthetic containment solutions.

In May 2004, our principal stockholder, CHS Capital LLC (“CHS”) acquired a majority ownership interest in us and our shares ceased to be publicly traded. In the seven years following our acquisition by CHS (the “Acquisition”), we strategically diversified our end market and geographic exposure, and in December 2005 we completed the acquisition of the operating assets of SL Limitada, which improved our penetration of the South American and mining markets. In 2009 and 2010, we undertook a restructuring initiative that streamlined our business and implemented successful performance improvements, including the following:

•	We sold our interest in GSE Bentoliner (Canada), Inc. (“Bentoliner”) and subsequently consolidated our GCL manufacturing capacity into our facility in Spearfish, South Dakota.

•
We divested our United States Installation Business (“U.S. Installation”) to one of our customers, thereby eliminating potential channel conflicts with our installation customers. As a result of the labor-intensive nature of installation as compared to manufacturing, the divestiture of the non-core U.S. Installation business allowed us to reduce complexity in corporate overhead, reduce costs and improve our profitability.

•
We closed GSE Lining Technology Limited (“GSE UK”), our facility in Soham, the United Kingdom, and transferred the equipment to our more efficient facilities, from which we are able to more cost-effectively serve former customers of GSE UK.

•	We optimized our supply chain by diversifying our resin suppliers, and we implemented margin management and pricing decision tools.

•	We have focused on product innovation and strategic growth initiatives in new end markets and applications, as exemplified by the ongoing diversification of our sales.

On February 15, 2012, we completed the initial public offering of 8,050,000 shares of our common stock (including 1,050,000 shares which were an overallotment option exercised by the underwriters) at an offering price of $9.00 per share.  Our shares were listed on the New York Stock Exchange under the symbol “GSE.” We refer to the initial public offering as “our IPO.”  As a result of our IPO, we received net proceeds of approximately $64.0 million, after deducting approximately $5.1 million in underwriting discounts and commissions and approximately $3.4 million in IPO-related expenses.

Segments

We have defined our operating segments based on geographic regions.  See Item 8, note 18, “Segment Information,” to our consolidated financial statements for geographic financial information related to our business.

Products

We develop, manufacture and market a broad array of geosynthetic products used in the environmental containment and management of solids, liquids and gases for organizations engaged in mining, waste management, liquid containment, coal ash containment, shale oil and gas and other industrial and civil applications. Our product breadth enables us to fully meet the needs of our customers by providing all products required in geosynthetic lining systems. We categorize our products into geomembranes, drainage products, GCLs, nonwoven geotextiles and specialty products, each of which can be used on a stand-alone basis or packaged into solutions to serve a range of applications.

Geomembranes

Geomembranes are synthetic polymeric lining materials used as barriers in geotechnical engineering applications in end markets that include mining, solid waste containment and liquid containment. Geomembranes are manufactured from polyethylene and polypropylene resins with additives designed to resist weathering, ultraviolet degradation and chemical exposure for extended time periods. Our geomembrane liners are available in thicknesses of 20 mil to 240 mil, where 1 mil is equivalent to 1/1000th of an inch, and seamless widths of up to 34.5 feet. We provide an extensive product offering with a range of geomembrane liners to meet the needs of specific applications. Some of our most popular types of geomembranes include:

•
GSE HDPE.  High-density polyethylene (“HDPE”) liners are the most widely used material for lining applications in the geosynthetic products industry. GSE HDPE liners provide chemical resistance, relative impermeability, resistance to ultraviolet light and durability under high levels of tension. Common applications for GSE HDPE liners include mining heap leach pads, landfill cells, coal ash impoundments and hazardous waste containment systems.

•
GSE LLDPE.  Linear low density polyethylene (“LLDPE”) liners offer greater flexibility than HDPE liners, allowing increased conformity to an uneven ground. High elongation properties allow these liners to conform to irregularities in the subgrade, which is the leveled-off surface of earth or rock underlying a foundation, that may cause punctures and tears in other liners. Common applications for LLDPE liners include landfill caps and mining heap leach pads.

•
GSE Textured.  Textured liners create increased frictional resistance between the soil layers and the liner system, which allows the liner system to maintain its integrity on steep slopes and under harsh conditions. These liners maximize the volume of material that can be contained within the geomembrane. Common applications for GSE Textured liners include landfill liners and mining heap leach pads located on steeper slopes.

•
GSE White.  This co-extruded, HDPE or LLDPE geomembrane liner reduces heat build-up through its light-reflective properties. By reflecting light and heat, the liner expands and contracts less during installation, reducing the likelihood of wrinkles and associated stress. In addition, the lower temperatures on the surface of the liner enable installers to work more effectively. The liner’s reflective nature also protects subgrade soils from drying out and cracking, and the white surface greatly improves detection of installation damage by revealing scoring and abrasions as black marks exposed against the white surface. GSE White liners are commonly used in conjunction with nuclear power plants, mining and landfill projects.

•
GSE Conductive.  This premium grade, HDPE geomembrane liner allows for easy and efficient spark testing of the installed material to detect post-installation damage and locate potential leaks. This product is used in applications that have a high risk of containment failure.

Drainage Products

Drainage products, such as geonets and geocomposites, typically are installed along with geomembranes in a liner system to keep liquids from accumulating on the liners. These drainage products provide the transmission avenues for liquid and gas collection and leak detection systems. Our primary drainage products are GSE HyperNet and GSE FabriNet.

•
GSE HyperNet.  Our geonet product consists of two sets of HDPE strands intertwined to form a channel along which fluid is conveyed for drainage. This drainage capability has traditionally been provided by thick layers of aggregates, such as sand or gravel. GSE HyperNet has better performance characteristics and is easier to install than traditional aggregates. GSE HyperNet liners are commonly used as part of a landfill liner system.

•
GSE FabriNet.  Our geocomposite product is produced by heat bonding nonwoven geotextiles to one or both surfaces of the GSE HyperNet. This permeable textile serves as a separator and a filter, keeping soils out of the GSE HyperNet drainage layer, which allows the product to perform its intended function of transmitting liquids and gases. GSE FabriNet liners are commonly used as part of a landfill liner system.

Geosynthetic Clay Liners

GCLs are synthetic clay liners that typically are installed as the bottom layer of a liner system. They are constructed of sodium bentonite clay, which is a highly impermeable substance and often replaces the thick layers of compacted natural clay that are sometimes used as a subgrade layer. We offer two varieties of GCLs:

•
GSE GundSeal.  This GCL combines HDPE liners with highly expansive sodium bentonite clay. The sodium bentonite clay is adhered directly to the liner and serves as a support layer to the liner, sealing any small punctures in the overlaying liner by expanding or swelling upon contact with liquids. Common applications of GSE GundSeal include landfill liners and water containment pond liners.

•
GSE Bentoliner.  This GCL combines durable geotextile outer layers with an inner layer of low permeability sodium bentonite clay. The geotextile’s thermally bonded fibers reinforce and protect the bentonite layer, providing high internal strength and resistance to destructive chemical components, such as those found in coal ash. GSE Bentoliner includes patent-pending coal ash-resistant GCL. GSE Bentoliner offers an array of application usages for low to high loads and flat to steep slopes in landfill liners, mining heap lead pads and water containment pond liners.

Nonwoven Geotextiles

Nonwoven geotextiles are synthetic, staple fiber, nonwoven needle-punched fabrics used in environmental and other industrial applications that include filtration, soil stabilization, separation, drainage and gas transmission, cushion and liner protection applications. Our nonwoven geotextile products are available in many weights and thicknesses to meet specific product requirements. They are used primarily internally to manufacture our geocomposite and Bentoliner products. Sales of nonwoven geotextiles represented 3% of our total product sales in each of 2009, 2010 and 2011.

Specialty Products

We offer other specialty polysynthetic products that were developed for unique solutions and do not fall under the above categories. Examples include:

•
GSE CurtainWall and GSE GundWall.  These specialty products are vertical barrier systems that block the lateral migration of subsurface fluids. GSE CurtainWall is best suited for trench-style installations, while GSE GundWall is more commonly installed with trenchless, vibratory and installation techniques.

•
GSE StudLiner.  GSE StudLiner is a studded geomembrane that protects against corrosion and deterioration of concrete structures, including tanks, pipes, drainage channels and tunnels. Common applications for GSE StudLiner include industrial, municipal and civil applications, such as concrete storage tank protection.

•	Pre-Fabricated Products. These products include pipe boots, corners, sumps or other ancillary parts that are fit to the liner in order to reduce installation time and simplify the process.

End Markets and Applications

Our broad selection of geosynthetic products are used in a variety of end markets and applications. End markets for our products include mining, solid waste containment, liquid containment, coal ash containment, shale oil and gas and other industrial and civil applications.

Mining

Our products are used in heap leach mining processes and other mining processes. Heap leach mining enables the low-cost extraction of metals from low-grade ores. Heap leaching entails placing mined ore on a large geosynthetic leach pad and pouring an acid leachate over the ore to dissolve the ore, separating targeted minerals or metals in the process. The use of geosynthetic materials prevents the contamination of the soil and groundwater by these chemical solutions and contains the valuable dissolved ore in the leachate, ensuring its recovery. Geomembranes, drainage products and geosynthetic clay liners are used to line the soil, drain the leachate and recapture and recycle the solutions along with the extracted precious metals.

In other mining processes, geosynthetics are used as containment solutions for the tailing ponds in which water-borne tailings, or the materials left over from separating the valuable fraction from the uneconomic fraction of an ore, are stored in order to allow the separation of solid particles from water. As a result of the potentially environmentally hazardous composition of tailing, modern-day mining procedures make tailings areas environmentally safe after closure, as the storage and disposal facilities for tailings, typically a dam or pond, is often the most important environmental liability for a mining project. Geosynthetic solutions are used to appropriately line tailing ponds for the confinement of tailings and groundwater protection purposes.

Solid Waste Containment

One of the primary applications for our products is the construction of landfill liner systems for solid waste containment. Geomembranes function as drainage products and liners to prevent landfill runoff from entering the surrounding environment and as caps to prevent the escape of greenhouse gases, to control odors and to limit rainwater infiltration. Our suite of products and wide industry expertise allows a customer to employ us as its single-source provider for the numerous landfill liner products needed to construct a landfill liner system. The primary purpose of a liner in a landfill is to protect the soil and groundwater from contamination. Liners can also be used upon the closing of a landfill, when a landfill cap is installed on top of the waste to prevent the degrading waste gas from escaping into the atmosphere.

Liquid Containment

Our geosynthetic products are also used globally in a wide variety of liquid containment applications. Water treatment facilities, canals, irrigation waterways, reservoirs, dams, tunnels and other civil engineering and nonbuilding construction projects require geosynthetic products for liquid containment. Geomembranes are used in agriculture, aquaculture and other water management applications to contain water, a scarce resource in certain climates, protect against the leakage of environmentally contaminated substances, retain the structural integrity of canals and ponds and protect against soil erosion and weed growth.

Coal Ash Containment

Our products are used in the ponds, landfills and surface impoundments which are used to contain the ash that is produced as a byproduct of the coal combustion process. Because coal ash is a contaminant which contains the same metals and other components as the coal which is burned, geosynthetic solutions are used in groundwater protection applications by electric utilities and other non-utility, industrial coal burning sites.

Shale Oil and Gas

Our geosynthetic solutions are used in a number of applications in the drilling and production of shale oil and gas, including to effectively line storage and disposal ponds for both the freshwater required for fracking and for flowback water, a by-product containing high levels of the salt, down-well chemicals and metals used in the fracking process.

Supply Chain Management

Resin-based material, derived from crude petroleum and natural gas, accounted for approximately 80% of our cost of products in each of 2009, 2010 and 2011. Our ability to both manage the cost of our resin purchases as well as pass fluctuations in the cost of our raw materials through to our customers is critical to our profitability. In early 2010 we implemented successful performance initiatives that focused on reducing the risk of volatility in resin costs on our profitability. We have developed the policies, processes, tools and organizational training procedures listed below to enable better resin cost management and facilitate the efficient pass through of increases in our resin costs to our customers. As a result of these policies, we successfully managed volatile resin prices between June 2010 and May 2011, when polyethylene resin prices fluctuated 23.1% between $0.78 per pound and $0.96 per pound, according to publicly available data from IHS Inc.

•	We hired a highly experienced polyethylene expert to lead our global procurement effort, implement best practices in global resin purchasing and better forecast our resin costs.

•
We have increased the number of our raw material suppliers. In addition, we now conduct our purchasing on a global basis to facilitate a consistent supply of competitively-priced raw material at each of our manufacturing facilities. In addition to providing us with better leverage with suppliers, this practice has enabled us to better manage our working capital on a global basis. In 2011, our largest supplier accounted for 20% of our costs of products, down from 31% in 2010.

•
We have implemented pricing tools and training guidelines for our sales force and finance team that facilitate effective margin evaluation. The new tools and training guidelines provide all personnel involved in selling our products and approving bid submissions with access to the information required to effectively manage our profitability and the training to appropriately use this information. The pricing tool uses a continuously updated cost model that takes into account our internally forecasted resin pricing, developed by the polyethylene expert mentioned above. As a result, all of our quotes include product pricing that reflects delivered cost (including forecasted resin prices) and calculates our anticipated project profitability.

•
We have institutionalized a stringent internal bid approval and escalation process using the pricing tool described above. As a result, bids often reach our Chief Financial Officer for approval, depending on the order size and anticipated profitability. This policy has allowed us to track and manage the success of our sales force in using the pricing tool and to be more nimble in our pricing and cost management decision making. We also review all sales managers’ salaries and incent them with a commission program that is based on gross profit.

•
We have created a plant sourcing decision model that we run for certain large projects in order to determine the manufacturing facility with the lowest delivered cost for each project. This decision model considers the impact of regional resin cost fluctuations, plant capacity, manufacturing costs and transportation costs. This model allows us to better manage our profitability across regions.

•
We have also globally implemented a large project tracking process that provides better visibility into our sales pipeline and increases our ability to manage working capital, plant capacity and profitability. For some larger, longer-run projects, we may purchase the resin required for the project in advance, using either our balance sheet or liquidity provided by the customer, in order to better manage the risk volatile resin prices present to our profitability. Even for these large and complex orders, however, delivery of our products usually occurs over a relatively short timeframe, which protects us from extended exposure to fluctuating resin prices when we have not purchased resin in advance.

While the significant majority of our products are sold under contracts that provide for 30-day re-pricing provisions at our option, and while we have taken advantage of this option in the past, the policies, processes, tools and organizational training procedures described above allow us to limit the need to re-price projects already under contract. This in turn helps us better manage our relationships with our customers. We believe that managing the risks associated with volatility in resin costs is now among our critical and core competencies.

Manufacturing Operations, Quality Control and Safety

We manufacture standard products as well as to specific project specifications through a variety of processes, resulting in a broad array of liner systems. The following table summarizes the processes we use:

Manufacturing Process	Products	Description
Round Die Extrusion	Geomembranes	Polyethylene is extruded vertically from a round die through two concentric die lips, then cut, flattened and rolled onto the take-up core.
Flat Die Extrusion	Geomembranes	Polyethylene is extruded horizontally between two flat die lips and rolled onto the take-up core.
Spray-on Texturing	Geomembranes	Molten polymer is sprayed onto previously extruded sheet creating a rough, friction surface.
Net Die Extrusion & Geotextile Lamination	Drainage Products	Polyethylene is extruded downward to form a net, which is cut and formed into rolls. The geocomposite is produced by fusing nonwoven geotextile to the geonet.
GundSeal Bentonite Clay Adhesion	GCLs	Bentonite clay and adhesive are distributed onto a geomembrane substrate to create a combination product of geomembrane and clay liner.
Needle-punched Bentonite Clay Distribution	GCLs	Bentonite clay is sealed between two layers of geotextiles through a needling process.
Needle-punch	Nonwoven Geotextile	Synthetic fibers are carded into a web, which is interlocked by repeatedly passing barbed felting needles in and out of the web.

Our capabilities in round die and flat cast extrusion provide us with significant competitive advantages by enhancing the depth and variety of our geomembrane product line. Round die manufacturing allows us to produce liners with multiple layers. The multi-layer process supports in-line texturing as well as many of our specialty products such as GSE White and Leak Location Liners.  The flat cast manufacturing process allows us to precisely control the thickness of geomembranes. The flat cast extrusion process supports production of thicker geomembranes with high machine productivity.

The scale and sophistication of our manufacturing lines create a competitive advantage in the markets in which we operate. In addition, the sophistication of the manufacturing process requires an operational expertise that we have developed over 30 years. The production line must be closely monitored and tightly controlled to ensure that the speed of the line and the rate of extrusion produce a finished good that meets requirements for integrity and thickness. Our experienced operations and production engineers are a valuable asset to us because of their ability to efficiently and effectively manage the manufacturing processes.

Our global manufacturing quality assurance program, which is coordinated from our Houston headquarters, establishes rigorous quality control standards for the manufacture of geosynthetic products. Quality assurance laboratories at each manufacturing facility oversee all quality control initiatives. All raw materials, including polyethylene resin, are subject to tests that must comply with our specifications before entering the manufacturing process. Finished products are also tested; the quality assurance laboratories test finished product to ensure that it complies with product specifications. The laboratories catalog retained samples in the event the integrity of a product in the field is ever questioned. In addition, thickness readings are taken continuously over the length and width of the roll to ensure product consistency.

Our operations are also centrally managed and coordinated. Our central organizational structure was implemented in 2010 and has resulted in the ability to improve performance through a common set of metrics and the sharing of best practices across our global infrastructure. Centralized engineering direction and product specifications create a network that can manufacture our products to our specifications on a global basis. Additionally, global customer inquiries are evaluated using a sourcing model that develops delivered cost from various manufacturing locations to allow us to serve global demand optimally.

Safety is also coordinated on a global basis by a Global Safety Director based in Houston. This effort is developing a strong safety culture across our company. Safety awareness is driven through global training initiatives supported by employee involvement in building our safety culture. Employee safety committees lead our safety efforts in every manufacturing location.

Sales and Marketing

Our sales and marketing efforts are conducted through a global network of sales professionals in more than 30 countries who facilitate sales to end markets in approximately 90 countries. Our engineering and technical sales personnel have, on average, ten years of experience in our industry. Our sales efforts are targeted primarily at national or regional waste management companies, independent installers of geosynthetic liners and mining, power and industrial companies. Our product sales consist primarily of sales to general contractors, independent installers of geosynthetic liners and facility owners who are responsible for product specifications and the design and awarding of orders.

Our customer relationships enable us to capture greater market share. By leveraging customer relationships to work with end-users in the planning phase of projects, our products are often specified prior to the issuance of a request for proposal. Our products are typically sold through responsiveness to customers’ proposals that establish the design and performance criteria for the desired products. We are able to favorably leverage our product breadth, engineering capabilities and customer and end-user relationships in order to generate orders.

We provide customers with limited material warranties on products, typically from one to five years. These warranties are generally limited to repair or replacement of defective products or workmanship, often on a prorated basis, up to the dollar amount of the original order.

Environmental Legislation

The enactment of numerous environmental laws and corresponding regulations has enhanced the market for our geosynthetic products.

In the United States, RCRA provides the legal framework for the storage, treatment and disposal of hazardous and non-hazardous solid waste. Of particular importance to us has been the impact of Subtitle D of RCRA, which regulates the disposal of MSW at roughly 2,300 U.S. landfills. State regulations adopted under this title impose stringent compliance standards with regard to groundwater protections, which is what our products are designed to provide. Subtitle D regulations specify the use of a composite liner system consisting of highly impermeable clay and a geomembrane liner. The liner must be at least 30 mils thick. In addition, amendments to RCRA require all new hazardous waste landfills to use liner systems composed of two or more liners, with leachate collection and drainage systems above and between the liners. These same amendments require double liners for surface impoundments or ponds used in the containment of certain hazardous liquids.

Also of importance to our business, the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”), enacted in 1980, governs cleanup of abandoned or uncontrolled hazardous waste sites. Our products are used in cleanup work at these sites. For example, the EPA has published a presumptive remedy requiring the use of a “liner cap” in closed municipal solid waste landfills. This liner cap is designed to prevent groundwater contamination and assist in the containment of subterranean liquid waste plumes. Our products have been installed in landfills throughout the United States.

In 1993, the State of Florida published regulations requiring gypsum waste generated as a by-product of phosphate mining to be stored on composite liners with a synthetic component. Our liners meet the specifications set forth in the Florida regulations.

In May 2010, the EPA proposed regulating coal ash as a form of waste under RCRA, which is expected to result in coal ash containment being regulated similar to other wastes (although the specific waste classification of coal ash is yet to be determined). The EPA has announced that it is developing federal standards for the disposal of coal ash that will require the use of synthetic liner systems similar to those required by solid waste landfill regulations. These standards may never be promulgated, however, because the United States House of Representatives passed legislation in October 2011 that, if enacted, would mandate standards for the disposal of coal ash that the states, instead of the EPA, would enforce. Under the measure, states will be required to develop enforcement programs that regulate coal ash disposal similar to the programs states currently use to enforce the disposal of MSW, for example, by requiring the use of landfills and geosynthetic liners. A companion bill has been introduced in the United States Senate, but has not yet reached the Senate floor .  The enactment of either federal or state standards represents a significant growth opportunity for us, and we are already experiencing increased sales in our coal ash containment end market as customers anticipate and preemptively prepare for the potential new regulations.

Environmental laws and regulations in the United States, and in other countries, particularly in the European Community and Japan, have increased the demand for our geosynthetic products. In particular, activities that have an impact on groundwater quality have been the subject of increasing scrutiny by regulators, and may be the subject of future changes to existing laws and regulations. These activities include agricultural irrigation, animal feedlots and compounds, aquaculture facilities, industrial storm water runoff containment areas, canals, mining leach pads and tunnels.

Customers

We have developed strong customer relationships through our history of providing high-quality products. We serve over 1,300 customers worldwide that include primarily municipal and private companies engaged in mining, solid waste management, liquid containment, coal ash containment, shale oil and gas and other industrial and civil applications, as well as the independent installers, distributors and engineering and civil works construction companies serving these end-users. We have solidified relationships with this customer group through our product breadth, high levels of product performance and geographic reach. Our strong and diverse customer base spans a number of end markets in six continents; thus we are not overly dependent on any one customer or group of customers. In 2011, our top ten customers represented 21.2% of our total sales, with no customer representing more than 5% of our total sales.

We estimate that approximately 85% of our customer base in 2011 represented repeat customers, or customers that have purchased products from us at least once previously, including independent installers of our products. We have developed longstanding relationships with our repeat customers, and our top ten customers have an average relationship tenure with us of 13 years. Independent installers have consistently been among our top ten customers, but they vary year-to-year based on their respective success in winning orders. We also serve smaller customers that may only have a one-time need for a geosynthetic product. Our diverse customer base across a range of end markets and geographies helps support stable demand for our products.

Suppliers

Our principal products are manufactured primarily from specially formulated high grade polyethylene resins with chemical additives that enable the end product to resist weathering, ultraviolet degradation and chemical exposure. We maintain close, longstanding relationships with our suppliers to ensure supply and quality of resins. We maintain at least two primary suppliers for each manufacturing location in order to protect against potential supply shortages and to avoid reliance on a single supplier. We believe that because of our scale and manufacturing locations, we are able to negotiate resin prices less than or equal to any of our competitors. With seven manufacturing facilities on five continents and a global network of distributors, we are also able to optimize freight costs by reducing shipping distances and negotiating attractive rates with local distributors.

Competition

The geosynthetics industry is relatively fragmented due to the wide variety of products, functions, markets and geographies. We are one of the few companies that offer multiple types of geosynthetic products. We estimate that over 150 companies produce geosynthetics and that there are approximately 30 companies that compete in the production of geomembranes, which is our largest product type. The majority of competitors in the geomembrane market are small and medium-sized, privately held companies that offer only one or a few product types or lack a global market reach. We maintain a significant competitive advantage as the only industry participant with both (i) the ability to supply our customers with a complete geosynthetic lining solution, including composite liners and drainage products and (ii) the geographic reach to effectively serve a global market and respond to demand internationally. We have also leveraged our global presence by centralizing purchasing to ensure raw materials are purchased at the most economical prices, thereby taking advantage of economies of scale to which smaller competitors do not have access. Other competitive factors include the performance of our lining systems, quality and pricing. We lead the global geomembrane market with 24% market share.

Our primary competitor in North America and Europe is Agru Kunststofftechnik GmbH (“Agru”), a family-owned company based in Austria, which focuses primarily on piping systems. This company’s American affiliate, Agru America, produces geomembranes and other geosynthetics primarily for lining applications to protect against leaching wastes and fluids from reservoirs. Agru has facilities in Austria, Germany and the United States.

In less developed regions of the world, the competitive landscape is more fragmented than in the United States and European markets. Many competitors in these developing regions are low-cost geosynthetic manufacturers that lack the product quality and consistency to compete in more mature markets. As international regulations become increasingly stringent, greater importance will be placed on manufacturers such as us that have the technical expertise and industry certifications required to supply geosynthetic products that comply with these regulations.

Intellectual Property

Our intellectual property portfolio is one of the means by which we attempt to protect our competitive position. We rely primarily on a combination of know-how, trade secrets, trademarks and contractual restrictions to protect our products. We also own over 35 patents addressing limited aspects of our products. We are constantly seeking ways to protect our intellectual property through registrations in relevant jurisdictions. We have actively monitored and challenged violations of our intellectual property rights in the past, and we intend to continue to actively protect our intellectual property rights in the future to the fullest extent possible.

We have received patents from the U.S. Patent and Trademark Office (“USPTO”). Some of these patents have been issued in select foreign countries and certain patent applications are being prosecuted in such jurisdictions. We have registered our trademark and logo with the USPTO, and have registered our trademark in select foreign countries. Although in the aggregate our patents are important in the operation of our business, we do not believe the loss, by expiration or otherwise, of any one patent or group of patents would materially affect our business.

Employees

As of December 31, 2011, we employed 603 employees worldwide, of whom 255 were located in the United States. Given the seasonal nature of our business, we shift our total labor force throughout the year to accommodate for peak manufacturing periods and to lower costs through off-season periods. The shifts in our labor force are not material. Except for approximately 34 of our employees at our facility in Chile, none of our employees are subject to a collective bargaining agreement. Our workforces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships.  We believe our employee relations are good. See Item 10, “Directors, Executive Officers and Corporate Governance” for information about our executive officers.

Regulation

We are required to comply with a variety of federal, state, local and foreign laws governing the protection of the environment, the exposure of persons and property to wastes and occupational health and safety. These laws regulate, among other things, the generation, storage, handling, use and transportation of waste materials; the disposal and release of wastes and other substances into soil, air or water; and our obligations relating to the health and safety of our workers and the public. We are also required to obtain and comply with environmental permits and licenses for certain operations. If we violate or fail to comply with these requirements, we could be subject to private party or governmental claims, the issuance of administrative, civil and criminal fines or penalties, the denial, modification or revocation of permits, licenses or other authorizations, the imposition of injunctive obligations or other limitations on our operations, including the cessation of operations, and requirements to perform site investigatory, remedial or other corrective action. In some instances, such actions could be material and could result in adverse impacts on our operations and financial condition. Certain environmental requirements, and the interpretation of those requirements by regulators and courts, change frequently and might also become more stringent over time. We may incur material costs or liabilities related to our future compliance with those requirements. We have made and will continue to make capital and other expenditures to comply with environmental requirements. Because of the nature of our business, changes in environmental laws and the costs associated with complying with such requirements could have a material adverse effect on our business.

We are also subject to laws governing the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination of our past or present facilities (including liability to buyers of properties or businesses that we have sold) and at third-party sites to which our facilities sent wastes. The amount of such liability could be material.

ITEM IA.  RISK FACTORS

The following risk factors address the material risks concerning our business.  If any of the risks discussed in this Annual Report on Form 10-K were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected and the market price per share of our common stock could decline significantly.  Certain statements in the following risk factors constitute forward-looking statements.  See “Forward-Looking Statements.”

Risks Related to Our Business

Our business depends on the levels of capital investment expenditures by our customers, which are affected by factors such as the state of domestic and global economies, the cyclical nature of our customers’ markets, our customers’ liquidity and the condition of global credit and capital markets.

Our products are generally integrated into complex, large-scale projects undertaken by our customers. As such, demand for most of our products depends on the levels of new capital investment expenditures by our customers. The levels of capital expenditures by our customers, in turn, depend on general economic conditions, availability of credit, economic conditions within their respective industries and geographies and expectations of future market behavior. The ability of our customers to finance capital investment may also be affected by factors independent of the conditions in their industry, such as the condition of global credit and capital markets.

The businesses of many of our customers, particularly mining, waste management and liquid containment companies, are, to varying degrees, cyclical and have experienced periodic downturns that may adversely impact our sales in the future as they have in the past. The demand for our products by these customers depends, in part, on overall levels of industrial production and construction, general economic conditions and business confidence levels. During economic downturns, our customers in these industries have historically tended to delay large capital projects, as they did during the global recession in 2007 through 2009, which had a negative effect on our results of operations. Additionally, fluctuating energy demand forecasts and lingering uncertainty concerning commodity pricing can cause our customers to be more conservative in their capital planning, which may also reduce demand for our products. Significant fluctuations or reductions in copper, gold and silver prices, for example, generally depress the level of mining activity and result in a corresponding decline in the demand for our products among mining customers, as occurred during 2007 through 2009. Reduced demand for our products could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. Any of these outcomes could adversely affect our business, financial condition, results of operations and cash flows.

While growth in North American and European markets has historically trended with GDP growth, emerging markets present significant growth opportunities. If we are not successful in shifting sales to the growing emerging and frontier markets, the growth in our sales could moderate. Additionally, some of our customers may delay capital investment even during favorable conditions in their markets. Lingering effects of global financial markets and banking systems disruptions experienced in 2007 through 2009 continue to make credit and capital markets difficult for some companies to access. Difficulties in accessing these markets and the associated costs can have a negative effect on investment in large capital projects, even during favorable market conditions. In addition, the liquidity and financial position of our customers could impact their ability to pay in full or on a timely basis. Any of these factors, whether individually or in the aggregate, could have a material adverse effect on our customers and, in turn, our business, financial condition, results of operations and cash flows.

Our future sales depend, in part, on our ability to bid and win new orders. Our failure to effectively obtain future orders could adversely affect our profitability.

Our future sales and overall results of operations require us to successfully bid on new orders that are frequently subject to competitive bidding processes. For example, in 2011, the substantial majority of our sales consisted of supplying products for projects pursuant to competitive bids. Our sales from major projects depend, in part, on the level of capital expenditures in our principal end markets, including the mining, waste management, liquid containment, coal ash containment and shale oil and gas industries. The number of such projects we win in any particular year fluctuates, and is dependent on the number of projects available and our ability to bid successfully for such projects. Proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position, market conditions, financing arrangements and required governmental approvals. If negative market conditions arise, or if we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects, which could adversely affect our profitability.

Increases in prices or disruptions in supply of our raw materials could adversely impact our financial condition.

Pricing for our products is driven to a large extent by the costs of polyethylene resin and other raw materials, which significantly impact our operating results. In 2011, raw materials cost represented 82% of our cost of products. Our principal raw material, polyethylene resin, is occasionally in short supply and subject to price fluctuation in response to availability of manufacturing capacity, market demand and the price of feedstocks, including crude oil and natural gas. For example, the industrywide price of polyethylene resin has increased from $0.78 per pound in June 2010 to $0.96 per pound in May 2011 based on publicly available data from IHS Inc. Our performance depends, in part, on our ability to reflect changes in resin costs in the selling prices for our products. In the past we have generally been successful in managing increased raw material costs and have increased selling prices only when necessary, but we may not be able to do so in the future.

We do not enter into long-term purchase orders for the delivery of raw materials. Our orders with suppliers are flexible and do not contain minimum purchase volumes or fixed prices. Accordingly, our suppliers may change their prices and other purchase terms on a monthly basis. We believe we have improved our raw material purchasing practices over recent years with the implementation of advanced pricing and forecasting tools, more centralized procurement and additional sourcing relationships, which has decreased our raw material costs. However, competitive market conditions in our industry and contractual arrangements with certain of our customers may limit our ability to pass the full cost of higher resin or other raw material pricing through to our customers promptly or completely. Even in cases in which our contractual arrangements with our customers permit us to pass on the cost of higher resin, enforcing such provisions may have a negative effect on our relationships with our customers. For example, in early 2010, we sought to enforce re-pricing provisions against a number of our customers to offset a dramatic increase in resin prices. As a result, we experienced a slower customer order rate for several months following the re-pricing, which adversely affected our results of operations. Raw material shortages or significant increases in the price of raw materials increase our costs and may reduce our operating income if we are not able to pass through all of the increases to our customers.

Additionally, if any of our key polyethylene resin suppliers were unable to deliver resin to us for an extended period of time, or if we were no longer able to purchase resin at competitively advantageous prices, we may not be able to satisfy our resin requirements through other suppliers on competitive terms, or at all, which could have a material adverse effect on our results of operations. Increases in resin prices or a significant interruption in resin supply could have a material adverse effect on our financial condition, results of operations or cash flows. We do not currently enter into derivative instruments to offset the impact of resin price fluctuations and do not intend to do so for the foreseeable future.

Our future growth depends, in part, on developing new applications and end markets for our products.

Changes in legislative, regulatory or industry requirements or competitive technologies may render certain of our products obsolete. We place a high priority on developing new products, as well as enhancing our existing products, and our success depends on our ability to anticipate changes in regulatory and technology standards and to cultivate new applications for our products as the geosynthetics industry evolves. If we are unable to develop and introduce new applications and new addressable markets for our products in response to changes in environmental regulations, changing market conditions or customer requirements or demands, our competitiveness could be materially and adversely affected. For example, we have spent considerable resources developing higher-value products that are currently only sold in the North American market. If we are unable to introduce these products to other markets, our margin growth may be moderated. Furthermore, we cannot be certain that any new or enhanced product will generate sufficient sales to justify the expenses and resources devoted to such product diversification effort.

Unexpected equipment failures or significant damage to one or more of our manufacturing facilities would increase our costs and reduce our sales due to production curtailments or shutdowns.

We operate seven manufacturing facilities on five continents. Our operations have been centrally managed and coordinated from our facility in Houston, Texas since 2010. An interruption or suspension of production capabilities at these facilities, or significant damage to one or more of our facilities, as a result of equipment failure, fire, explosions, long-term mechanical breakdowns, violent weather conditions or other natural disasters, work stoppages, power outages, war, terrorist activities, political conflict or other hostilities or any other cause, could result in our inability to manufacture our products, which would reduce our sales and earnings for the affected period, affect our relationships with our most significant customers and distributors and cause us to lose future sales. For example, our facility in Houston, Texas was impacted by Hurricane Ike in 2008 and had to be shut down for a period of 12 days. A similar natural disaster in the future could have a material adverse effect on our global operations. Our business interruption insurance may not be sufficient to cover all of our losses from a natural disaster, in which case our reimbursed losses could be substantial.

We operate in a highly competitive industry.

We sell our products in a very competitive marketplace that is characterized by a small number of large, global producers, including Agru, and a large number of small, local or regional producers. The principal resin types that we use in our products are high-density polyethylene and linear low-density polyethylene. We compete both with companies that use the same raw materials that we do and with companies that use different raw materials. Additionally, companies that manufacture geosynthetic products that are not currently competing with us may decide to do so in the future. Competition is primarily based on product performance, quality and pricing. Pricing remains very competitive on a regional basis, with excess capacity in the industry impacting margins. Moreover, our current and potential competitors may have substantially greater financial resources, name recognition, research and development, marketing and human resources than we have. In addition, our competitors may succeed in developing new or enhanced products that are better than our products. These companies may also prove to be more successful than we are in marketing and selling these products. We may not be able to compete successfully with any of these companies. Increased competition as to any of our products could result in price reductions, reduced margins and loss of market share, which could negatively affect our business, financial condition, results of operations, cash flows or prospects.

We may not be able to manage our expansion of operations effectively.

We anticipate continued expansion of our business to address growth in demand for our products, as well as to capture new market opportunities. To manage the potential growth of our operations, we will be required to improve our operational and financial systems, procedures and controls, increase manufacturing capacity and output and expand, train and manage our internal personnel. For example, we currently manufacture our higher-margin proprietary products only in Houston, but plan to manufacture these products globally in the future. Furthermore, we will need to maintain and expand our relationships with our customers, suppliers and other third parties. We cannot assure you that our current and planned operations, personnel, systems or internal procedures and controls will be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

Our inability to deliver our products on time could affect our future sales and profitability and our relationships with our customers.

Our ability to meet customer delivery schedules for our products is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Any such loss of future business could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

We are subject to certain risks associated with our international operations that could harm our revenues and profitability.

We have significant international operations, and we intend to increase our international manufacturing and distribution capacity in the future. Certain risks are inherent in international operations, including:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers with longer payment cycles than customers in the United States;

•	tax rates in certain foreign countries that exceed those in the United States and foreign earnings subject to withholding requirements;

•	imposition of tariffs, quotas, exchange controls or other trade barriers;

•	general economic conditions, political unrest and terrorist attacks;

•	exposure to possible expropriation or other governmental actions;

•	increased complexity and costs of staffing and managing widespread operations;

•	import and export licensing requirements;

•	restrictions on repatriating foreign profits back to the United States;

•	increased risk of corruption, self-dealing or other unethical practices among business partners in less developed regions of the world that may be difficult to deter or remedy;

•	difficulties protecting our intellectual property; and

•	difficulties associated with complying with a variety of foreign laws and regulations, some of which may conflict with U.S. laws.

In addition, foreign operations involve uncertainties arising from local business practices, cultural considerations and international political and trade tensions. For example, our operations in Egypt were briefly suspended in early 2011 due to political unrest in that country. As we continue to expand our business globally, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that we will be able to manage effectively these risks or that these and other factors will not have a material adverse effect on our international operations or our business, financial condition, results of operations or cash flows.

Our international operations are subject to political and economic risks for conducting business in corrupt environments.

Although a portion of our international business is currently in regions where the risk level and established legal systems are similar to those in the United States, we also conduct business in developing countries. We are focusing on increasing our sales in regions such as South America, Southeast Asia, India, China and the Middle East, which are less developed, have less stable legal systems and financial markets and are generally recognized as potentially more corrupt business environments than the United States and thus present greater political, economic and operational risks. We emphasize compliance with the law and have various internal policies and procedures in place and conduct ongoing training of employees with regard to business ethics and key legal requirements such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-corruption laws and regulations in other jurisdictions. These laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business or securing an improper business advantage. Despite such policies and procedures and the FCPA training we provide to our employees, we cannot guarantee that our employees will adhere to our code of business conduct, other company policies or the anti-corruption laws of a particular nation. If we are found to be liable for FCPA or similar anti-corruption law or regulatory violations, whether due to our or others’ actions or inadvertence, we could be subject to civil and criminal penalties or other sanctions and could incur significant costs for investigation, litigation, fees, settlements and judgments, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Currency exchange rate fluctuations could have an adverse effect on our results of operations and cash flows.

We generate a significant portion of our sales, and incur a significant portion of our expenses, in currencies other than U.S. dollars. In 2010 and 2011, 34% and 31% of our sales, respectively, were denominated in a currency other than the U.S. dollar, and as of December 31, 2011, 24% of our assets and 11% of our liabilities were denominated in a currency other than the U.S. dollar. To the extent that we are unable to match sales received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our results of operations and cash flows. During times of a strengthening U.S. dollar, our reported sales from our international operations will be reduced because the applicable local currency will be translated into fewer U.S. dollars. We do not currently enter into derivative instruments to offset the impact of currency exchange rate fluctuations and do not intend to do so for the foreseeable future.

Our operating results may be subject to quarterly fluctuations due to the possible delayed recognition of large orders in our financial statements.

Our sales efforts for many of our products involve discussions with the end-users during the planning phase of projects. The planning, designing and manufacturing process can be lengthy. The typical planning and design phase for our projects ranges from six months to four years. As a result, there is often a delay between the investment of resources in developing and supplying a product and the recognition in our financial statements of the sales of the product. Our long sales cycle and the unpredictable period of time between the placement of an order and our ability to recognize the sales associated with the order make sales predictions difficult, particularly on a quarterly basis, and can cause our operating results to fluctuate significantly from quarter to quarter.

The costs and difficulties of acquiring and integrating complementary businesses and technologies could impede our future growth and adversely affect our competitiveness.

As part of our growth strategy, we will consider acquiring complementary businesses. Future acquisitions could result in the incurrence of debt and contingent liabilities, which could have a material adverse effect on our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

•	greater than expected costs and management time and effort involved in identifying, completing and integrating acquisitions;

•	risks associated with unanticipated events or liabilities;

•	potential disruption of our ongoing business and difficulty in maintaining our standards, controls, information systems and procedures;

•	entering into markets and acquiring technologies in areas in which we have little experience;

•	the inability to successfully integrate the products, services and personnel of any acquisition into our operations;

•	a need to incur debt, which may reduce our cash available for operations and other uses; and

•	the realization of little, if any, return on our investment.

If we are unable to retain key executives and other personnel, our growth may be hindered.

Our success largely depends on maintaining our staff of qualified professionals, many of whom have numerous years of experience and specialized expertise in our business. The market for qualified professionals is competitive, and we may not continue to be successful in our efforts to attract and retain these professionals. In particular, our President and Chief Executive Officer, Mark C. Arnold, has considerable industry experience and would be difficult to replace. As such, our future operations could be harmed if any of our senior executives or other key personnel ceased working for us. Our future operations could also be harmed if we are unable to attract, hire, train and retain qualified managerial, sales, operations, engineering and other technical personnel.

Although we have employment and non-competition agreements with certain of our key employees, those agreements may not assure the retention of our employees, and we may not be able to enforce all of the provisions in any employment or non-competition agreement. In addition, we do not have key person insurance on any of our senior executives or other key personnel. The loss of any member of our senior management team or other key employee could damage critical customer relationships, result in the loss of vital knowledge, experience and expertise, lead to unanticipated recruitment and training costs and make it more difficult to successfully operate our business and execute our business strategy.

We may be adversely affected by environmental and health and safety regulations to which we are subject.

We are required to comply with a variety of federal, state, local and foreign laws governing the protection of the environment, the exposure of persons and property to hazardous substances and occupational health and safety. These laws regulate, among other things, the generation, storage, handling, use and transportation of hazardous materials; the disposal and release of wastes and other substances into soil, air or water; and our obligations relating to the health and safety of our workers and the public. We are also required to obtain and comply with environmental permits and licenses for certain operations. We cannot assure you that we are at all times in full compliance with all environmental laws, permits or licenses. If we violate or fail to comply with these requirements, we could be subject to private party or governmental claims, the issuance of administrative, civil and criminal fines or penalties, the denial, modification or revocation of permits, licenses or other authorizations, the imposition of injunctive obligations or other limitations on our operations, including the cessation of operations, and requirements to perform site investigatory, remedial or other corrective action. In some instances, such actions could be material and could result in adverse impacts on our operations and financial condition. Certain environmental requirements, and the interpretation of those requirements by regulators and courts, change frequently and might also become more stringent over time. We therefore cannot assure you that we will not incur material costs or liabilities related to our future compliance with these requirements. We have made and will continue to make capital and other expenditures to comply with environmental requirements. Because of the nature of our business, changes in environmental laws and the costs associated with complying with such requirements could have a material adverse effect on our business.

We are also subject to laws governing the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination of our past or present facilities and at third-party sites to which our facilities sent wastes or hazardous substances. The amount of such liability could be material. We cannot assure you that we will not have liability for any such contamination, nor can we assure you that we will not experience an accident or become liable for any other contamination that may have occurred in the past (including such liability to buyers of properties or businesses that we have sold).

Product liability and indemnification claims could have a material adverse effect on our operating results. Our ability to maintain insurance may be limited, and our coverage may not be sufficient for all claims.

Our products are used in, among other things, containment systems for the prevention of groundwater contamination. Our products are also used in significant public works projects. Accordingly, we face an inherent business risk of exposure to product liability claims (including claims for strict liability and negligence) and claims for breach of contract in the event that the failure of our products or their installation results, or is alleged to result, in property damage, damage to the environment or personal injury. We agree in most cases to indemnify the site owner, general contractor and others for certain damages resulting from our negligence and that of our employees. We cannot assure you that we will not incur significant costs to defend product liability and breach of contract claims or that we will not experience any material product liability losses or indemnification obligations in the future. Such costs, losses and obligations may have a material adverse impact on our financial condition, results of operations or cash flows.

Although we maintain insurance within ranges of coverage consistent with industry practice, this insurance may not be available at economically feasible premiums and may not be sufficient to cover all such losses. In addition, our insurance policies are subject to large deductibles. An unsuccessful outcome in legal actions and claims against us may have a material adverse impact on our financial condition, results of operations or cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company.

We may experience significant warranty claims that increase our costs.

We provide our customers of geosynthetic products with limited material product warranties. Our limited product warranties are typically five years but occasionally extend up to 20 years. These warranties are generally limited to repair or replacement of defective products or workmanship, often on a prorated basis, up to the dollar amount of the original order. In some foreign orders, we may be required to provide the customer with specified contractual limited warranties as to material quality. Our product warranty liability in many foreign countries is dictated by local laws in addition to the warranty specified in the orders. Failure of our products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources, product replacement or monetary reimbursement to a customer. We have received warranty claims in the past, and we expect to continue to receive them in the future. Warranty claims are not covered by insurance, and substantial warranty claims in any period could have a material adverse effect on our financial condition, results of operations or cash flows as well as on our reputation.

A significant portion of our business is conducted through foreign subsidiaries and our failure to generate sufficient cash flow from these subsidiaries, or otherwise repatriate or receive cash from these subsidiaries, could result in our inability to repay our indebtedness.

In 2011, 56% of our sales were generated outside of North America. As of December 31, 2011, 71%, or $6.4 million, of our cash was held outside of the United States, including $1.8 million in Europe.

In general, when an entity in a foreign jurisdiction repatriates cash to the United States, the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our non-U.S. subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited based on our tax attributes. The U.S. tax effects of potential dividends and related foreign tax credits associated with earnings indefinitely reinvested have not been realized pursuant to ASC-740-10.

While we have been able to meet the regular interest payment obligations on our indebtedness to date from cash generated through our U.S. operations, we may not be able to do so in the future or may seek to repatriate cash for other uses, and our ability to withdraw cash from foreign subsidiaries will depend upon the results of operations of these subsidiaries and may be subject to legal, contractual or other restrictions and other business considerations. Our foreign subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments of our debt. In particular, to the extent our foreign subsidiaries incur additional indebtedness, the ability of our foreign subsidiaries to provide us with cash may be limited. In addition, dividend and interest payments to us from our foreign subsidiaries may be subject to foreign withholding taxes, which could reduce the amount of funds we receive from our foreign subsidiaries. Dividends and other distributions from our foreign subsidiaries may also be subject to fluctuations in currency exchange rates and legal and other restrictions on repatriation, which could further reduce the amount of funds we receive from our foreign subsidiaries.

Our substantial level of indebtedness could have a material adverse effect on our financial condition.

We have a substantial amount of indebtedness. After giving effect to our IPO and the application of the net proceeds therefrom, as of December 31, 2011, we would have had approximately $147.0 million of total indebtedness. Our high level of indebtedness could have important consequences to you, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•
we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available to us for other purposes such as capital expenditures;

•	we may be limited in our ability to borrow additional funds;

•
we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	we may be more vulnerable to economic downturns and adverse developments in our business.

In addition, we may incur more debt. Our term loan facilities and Revolving Credit Facility (our “Senior Secured Credit Facilities”), do not completely prohibit us from incurring additional debt, and the payment of payment in kind (“PIK”) interest on our Second Lien Term Loan increases our outstanding debt by the amount of such PIK payments. This could increase the risks associated with our substantial indebtedness described above.

We expect to utilize borrowings under our Senior Secured Credit Facilities and other financing arrangements and cash flow from operations, if any, to pay our expenses. Our ability to pay our expenses thus depends, in part, on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our borrowing capacity or future cash flows will be sufficient to allow us to pay principal and interest on our indebtedness and meet our other obligations. We did not generate cash flow from operations for the year ended December 31,  2010, although we did for the years ended December 31, 2011 and 2009. If we fail to generate cash flow in the future and do not have enough liquidity to pay our obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, or at all. In addition, the terms of our existing or future debt agreements, including the Senior Secured Credit Facilities, may restrict us from pursuing any of these alternatives.

Our Senior Secured Credit Facilities impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking certain corporate actions.

Our Senior Secured Credit Facilities impose, and any future financing agreements that we may enter into will likely impose, significant operating and financial restrictions on us. These restrictions may limit our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities, including our ability to:

•	incur additional indebtedness;

•	create liens or other encumbrances;

•	pay dividends or make certain other payments, investments, loans and guarantees; and

•	sell or otherwise dispose of assets and merge or consolidate with another entity.

In addition, our Senior Secured Credit Facilities require us to meet certain financial ratios and financial condition tests. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – The Refinancing Transactions; Description of Long-Term Indebtedness.” Events beyond our control could affect our ability to meet these financial ratios and financial condition tests. Our failure to comply with these obligations could cause an event of default under our Senior Secured Credit Facilities. If an event of default occurs, our lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities, including accrued and unpaid interest, to be immediately due and payable; the lenders could foreclose upon the assets securing our Senior Secured Credit Facilities; and the lenders under our Revolving Credit Facility could terminate their commitments to lend us money, which could have a material adverse effect on our business and prospects.

Our product deliveries have traditionally fluctuated seasonally and such fluctuations could affect our stock price.

Due to the significant amount of our projects in the northern hemisphere (North America, Europe and portions of Asia), our operating results are impacted by seasonal weather patterns in those markets. In the northern hemisphere, the greatest volume of geosynthetic product deliveries typically occurs during the summer and fall of each year due to milder weather, which results in seasonal fluctuations of sales. As a result, our sales in the first and fourth quarters of the calendar year have historically been lower than sales in the second and third quarters. We may not be able to use our manufacturing capacity at our various locations to mitigate the impact of seasonal fluctuations on our manufacturing and delivery schedules. Changes in our quarterly operating results due to seasonal fluctuations could negatively affect our stock price.

We rely primarily on trade secrets and contractual restrictions, and not patents, to protect our proprietary rights. Failure to protect our intellectual property rights may undermine our competitive position, and protecting our rights or defending against third-party allegations of infringement may be costly.

Our commercial success depends on our proprietary information and technologies. We rely primarily on a combination of know-how, trade secrets, trademarks and contractual restrictions to protect our intellectual property rights. We own several patents addressing limited aspects of our products. The measures we take to protect our intellectual property rights may be insufficient. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. Although we enter into confidentiality and nondisclosure agreements with our employees, consultants, advisors and partners to protect our intellectual property rights, these agreements could be breached and may not provide meaningful protection for our trade secrets. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such cases, our trade secrets would not prevent third parties from competing with us. As a result, our results of operations may be adversely affected. Furthermore, third parties or employees may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. From time to time, we may discover such violations of our intellectual property rights. For example, we are aware of third-party use of our trademarks and designs, and there may be other third parties using trademarks or names similar to ours of whom we are unaware. Monitoring unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

In addition, third parties may claim that our products infringe or otherwise violate their patents or other proprietary rights and seek corresponding damages or injunctive relief. Defending ourselves against such claims, with or without merit, could be time-consuming and result in costly litigation. An adverse outcome in any such litigation could subject us to significant liability to third parties (potentially including treble damages) or temporary or permanent injunctions prohibiting the manufacture or sale of our products, the use of our technologies or the conduct of our business. Any adverse outcome could also require us to seek licenses from third parties (which may not be available on acceptable terms, or at all) or make substantial one-time or ongoing royalty payments. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until such litigation is resolved. In addition, we may not have insurance coverage in connection with such litigation and may have to bear all costs arising from any such litigation to the extent we are unable to recover them from other parties. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Although we make efforts to develop and protect our intellectual property, the validity, enforceability and commercial value of our intellectual property rights may be reduced or eliminated by the discovery of prior inventions by third parties, the discovery of similar marks previously used by third parties, non-use or non-enforcement by us, the successful independent development by third parties of the same or similar confidential or proprietary innovations or changes in the supply or distribution chains that render our rights obsolete. We have in the past and may in the future be subject to opposition proceedings with respect to applications for registrations of our intellectual property, including but not limited to our trade names and trademarks. As we rely in part on brand names and trademark protection to enforce our intellectual property rights, barriers to our registration of our brand names and trademarks in various countries may restrict our ability to promote and maintain a cohesive brand through our key markets.

We are dependent on information systems and information technology, and a major interruption could adversely impact our operations and financial results.

We use critical information systems to operate, monitor and manage business on a day-to-day basis. Any disruption to these information systems could adversely impact operations and result in increased costs and an inability to maintain financial controls or issue financial reports. Information systems could be interrupted, delayed or damaged by any number of factors, including natural disasters, telecommunications failures, power loss, acts of war or terrorism, computer viruses or physical or electronic security breaches. These or other events could cause loss of critical data, or prevent us from meeting our operating and financial commitments. Although we have business continuity plans in place to reduce the negative impact of information technology system failures on our operations, these plans may not be completely effective.

Our tax returns and positions are subject to review and audit by federal, state and local taxing authorities and adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

Our federal income tax returns for 2008 are currently under audit by the Internal Revenue Service. While we do not expect any material adverse tax treatment to derive from this audit, the potential financial statement impact cannot be estimated at this time. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby negatively and adversely impacting our financial condition, results of operations or cash flows.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price you paid.

The stock market has experienced and continues to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. Given that we are a newly public company, these fluctuations may be even more pronounced in the trading market for our common stock. In addition, many industries have experienced a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various companies, which led to increased volatility in securities prices and a significant level of intervention from the U.S. and other governments in securities markets. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.

In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	quarterly variations in our operating results compared to market expectations;

•	size of the public float;

•	stock price performance of our competitors;

•	fluctuations in stock market prices and volumes;

•	actions by competitors;

•	changes in senior management or key personnel;

•	changes in financial estimates by securities analysts;

•	negative earnings or other announcements by us or other industrial companies;

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	issuances of capital stock; and

•	global economic, legal and regulatory factors unrelated to our performance.

Numerous factors affect our business and cause variations in our operating results and affect our sales, including overall economic trends; our ability to identify and respond effectively to changing legislative, regulatory or industry requirements; actions by competitors; pricing; our ability to source and distribute products effectively; changes in environmental and safety laws and regulations; and weather conditions.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many industrial companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Our existing stockholders exert significant influence over us, and their interests may not coincide with yours.

CHS and its affiliates own, in the aggregate, 55.6% of our outstanding common stock. As a result, CHS and its affiliates could control substantially all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions. In addition, pursuant to the terms of our Stockholders Agreement (as described in Item 13, “Certain Relationships and Related Transactions, and Director Independence – Stockholders Agreement”), CHS has the ability to designate one member of our Board of Directors and to require all other parties to the Stockholders Agreement to sell their respective shares of our common stock, on substantially the same terms and conditions as CHS is selling its shares, in the event that CHS approves a sale of us. In addition, CHS has the ability to designate a non-voting observer reasonably acceptable to us to attend any meetings of our Board of Directors. The parties to the Stockholders Agreement, other than CHS, own in the aggregate 2.5% of our outstanding common stock. The interests of CHS may not always coincide with our interests as a company or the interests of other stockholders. In addition, this concentration of ownership may delay or prevent a change in control of our company, even if that change in control would benefit our stockholders. This significant concentration of stock ownership and voting power may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13, “Certain Relationships and Related Transactions, and Director Independence” for further information about the equity interests held by CHS and its affiliates.

Moreover, our certificate of incorporation contains a provision renouncing our interest or expectancy in, or in being offered an opportunity to participate in, any business opportunity that may from time to time be presented to CHS or its affiliates (other than us), subsidiaries, officers, directors, agents, stockholders, members, partners and employees and that may be a business opportunity for any such person, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Neither CHS nor any of its affiliates (other than us) has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of March 30, 2012, we had 19,338,454 shares of common stock outstanding, 8,050,000 shares of which are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”) (except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are subject to the resale restrictions imposed by Rule 144 under the Securities Act), and 11,288,454 shares of which will become available for resale in the public market 180 days after the date of our IPO (subject to extension under certain circumstances and to certain restrictions, including limitations under Rule 144). As restrictions on resale end, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

We have filed a registration statement on Form S-8 under the Securities Act registering all shares of our common stock subject to outstanding options as well as all shares of our common stock that may be covered by additional options and other awards granted under our existing equity incentive plans.  See Item 11, “Executive Compensation - Compensation Discussion & Analysis – Long-Term Equity Incentives” and “Executive Compensation – Summary of Incentive Plans.”  These shares can be sold in the public market upon issuance, subject to certain restrictions, including restrictions under the securities laws applicable to resales by affiliates.

In addition, commencing 180 days following the date of our IPO (subject to extension under certain circumstances), CHS will have the right, subject to certain exceptions and conditions, to require us to register their 10,743,634 shares of our common stock under the Securities Act, and holders of an additional 471,940 shares of our common stock will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors. These provisions, which in some cases do not apply to CHS unless it holds less than 10% of our outstanding common stock, among other things:

•	authorize our Board of Directors, without further action by the stockholders, to issue blank check preferred stock;

•	limit the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	require advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

•	authorize our Board of Directors, without stockholder approval, to amend our amended and restated bylaws;

•	limit the determination of the number of directors on our Board of Directors and the filling of vacancies or newly created seats on our Board of Directors to our Board of Directors then in office; and

•
subject to certain exceptions, limit our ability to engage in certain business combinations with an “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline. Moreover, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline.

We do not expect to pay any cash dividends for the foreseeable future.

We do not anticipate that we will pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, capital requirements, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Additionally, our operating subsidiaries are currently restricted from paying cash dividends by the agreements governing their indebtedness, and we expect these restrictions to continue in the future. Accordingly, if you purchase shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with complying with the requirements of the Sarbanes-Oxley Act of 2002 and related rules implemented by the SEC and the NYSE. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 will require significant expenditures and effort by management, and if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations and beginning with our Annual Report on Form 10-K for the year ending December 31, 2012, our management will be required to report on the effectiveness of our internal control over financial reporting.  In addition, beginning with our Annual Report on Form 10-K for the year ending December 31, 2013, if we are an accelerated filer or large accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting.  The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and our stock price could decline.

Although we do not plan to take advantage of the NYSE’s “controlled company” exemption from certain NYSE corporate governance requirements even though we are eligible to do so, if we elect to do so in the future, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements. In light of the collective voting power of CHS and its affiliates, we are eligible to take advantage of the “controlled company” exemption. We currently do not intend to rely on this exemption, but may elect to do so in the future. If we were to elect to be treated as a “controlled company” in the future, we would be exempt from certain NYSE corporate governance requirements, including the requirements that our Board of Directors consist of a majority of independent directors and that we have compensation and nominating and corporate governance committees comprised entirely of independent directors, and our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

ITEM IB.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters and principal executive offices are located at 19103 Gundle Road, Houston, Texas.  We own seven manufacturing facilities located in the United States, Germany, Egypt, Thailand and Chile.  Our global manufacturing infrastructure enables us to shift our manufacturing capacity among our worldwide locations to best meet changing global geosynthetic demand and to optimize our supply chain based on regional resin price fluctuations and transportation costs.  We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements.  The following table provides selected information regarding our principal physical properties as of December 31, 2011:

Location	Approximate Size	Function	Owned/Leased
Houston, Texas (Headquarters) (Richey)	137,500 sq. feet	Manufacturing Corporate Headquarters	Owned
Kingstree, South Carolina	73,600 sq. feet	Manufacturing	Owned
Spearfish, South Dakota	52,300 sq. feet	Manufacturing	Owned
Hamburg, Germany (Rechlin)	61,700 sq. feet	Manufacturing	Owned
6th of October City, Egypt	31,300 sq. feet	Manufacturing	Owned
Bangkok, Thailand (Rayong)	56,000 sq. feet	Manufacturing	Owned
Santiago, Chile (Antofagasta)	26,100 sq. feet	Manufacturing	Owned

In addition, we maintain 18 regional sales offices located in 12 countries.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of our business, we have been involved in various disputes and litigation. Although the outcome of any such disputes and litigation cannot be predicted with certainty, we do not believe that there are any pending or threatened actions, suits or proceedings against or affecting us which, if determined adversely to us, would, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NYSE on February 10, 2012 under the symbol “GSE.”  Prior to that date, there was no public trading market for our common stock.   The high and low per share sale prices for our common stock as reported on the NYSE for the period from February 10, 2012 to March 29, 2012 were $13.98 and $11.04.  On March 29, 2012, the closing sales price of our common stock as reported on the NYSE was $12.84 per share.

Holders of Record

As of March 30, 2012, there were approximately 35 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

Since the consummation of the Acquisition on May 18, 2004, we have not declared or paid any cash dividends on our capital stock.  We do not intend to pay any cash dividends on our common stock for the foreseeable future.  Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, capital requirements, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.  In particular, our operating subsidiaries are currently restricted from paying cash dividends by the agreements governing their indebtedness, and we expect these restrictions to continue for the foreseeable future.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Sales of Unregistered Securities

During the year ended December 31, 2011, we issued the following securities that were not registered under the Securities Act.  Also included below is the consideration, if any, received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Under our Amended and Restated 2004 Stock Option Plan (the “2004 Stock Option Plan”), we granted 108,630 stock options in 2011. We did not grant any stock options outside of our 2004 Stock Option Plan during the past year.

On January 1, 2011, we granted options to purchase 36,210 shares of our common stock to our Vice President and Chief Accounting Officer, Gregg Taylor, for no cash consideration, at an exercise price of $5.11 per share, which were fully vested upon issuance.

On January 17, 2011, we granted options to purchase 72,420 shares of our common stock to our former Executive Vice President of Global Human Resources, Joellyn Champagne, under our 2004 Stock Option Plan, for no cash consideration, at an exercise price of $5.11 per share, which were fully vested upon issuance.

The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 of the Securities Act or Section 4(2) of the Securities Act.  The issuances of the securities that were deemed to be exempt in reliance upon Rule 701 were transactions under compensatory benefit plans and contracts relating to compensation as provided under Rule 701.  The issuances of the securities that were deemed to be exempt in reliance upon Section 4(2) were transactions not involving any public offering, and all recipients of these securities were accredited investors within the meaning of Rule 501 of Regulation D of the Securities Act.  The recipients of the foregoing securities were our employees and received the securities under our 2004 Stock Option Plan.  Appropriate legends were affixed to the securities issued in these transactions.  Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

The share and per share information above gives effect to a 3.621-for-1 stock split that became effective on November 22, 2011.

Use of Proceeds from Registered Securities

On February 9, 2012, our registration statement on Form S-1 (File No. 333-175475) was declared effective for our IPO, pursuant to which we registered the offering and sale of 8,050,000 shares of our common stock at an offering price of $9.00 per share. On February 15, 2012, we sold all 8,050,000 shares of common stock for an aggregate offering price of approximately $72.5 million and the offering terminated thereafter. Oppenheimer & Co. Inc., William Blair & Company, L.L.C. and FBR Capital Markets & Co. served as joint book-running managers and representatives of the several underwriters in the offering.

As a result of the offering, we received net proceeds of approximately $64.0 million, after deducting approximately $5.1 million in underwriting discounts and commissions and approximately $3.4 million in IPO-related expenses.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on February 9, 2012.  We used the net proceeds from our IPO to repay $20.0 million of borrowings under our Second Lien Term Loan and all outstanding borrowings under our Revolving Credit Facility and to pay a one-time fee of $3.0 million to CHS IV in consideration for the termination of the management agreement between us and CHS IV (see Item 13, “Certain Relationships and Related Transactions, and Director Independence - Management Agreement).  We intend to use the remaining net proceeds from our IPO for working capital and general corporate purposes.  Except as set forth above with respect to the management agreement, none of the proceeds or expenses associated with our IPO were paid, directly or indirectly, to any of our directors, officers or their associates or persons owning ten percent or more of our common stock, or to our affiliates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None of our issued common stock has been reacquired since its initial issuance on February 10, 2012. There are currently no share repurchase programs authorized by our Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial and operating data as of and for the years ended December 31, 2007, 2008, 2009, 2010 and 2011.

The following selected historical consolidated financial data have been retrospectively reclassified to exclude discontinued operations.  In March 2008, we exited GeoSport.  In April 2010, we sold our 75.5% interest in Bentoliner.  In June 2010, we divested U.S. Installation.  In July 2010, we closed GSE UK.  The presentation of our results includes a reclassification of the financial results of GeoSport, Bentoliner, U.S. Installation and GSE UK to discontinued operations for all periods presented.  See Item 8, note 4, “Discontinued Operations,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The selected historical consolidated financial and operating data set forth below should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except per share and volume data)
Consolidated Statement of Operations Data:
Sales	$345,647	$408,995	$291,199	$342,783	$464,451
Cost of products	289,905	357,010	258,037	298,900	393,944
Gross profit	55,742	51,985	33,162	43,883	70,507
Selling, general and administrative expenses	27,258	27,407	31,776	40,078	44,474
Amortization of intangibles	3,564	3,044	2,619	2,284	1,379
Operating income (loss)	24,920	21,534	(1,233)	1,521	24,654
Other expenses (income):
Interest expense, net of interest income	23,298	20,819	19,188	19,454	20,081
Foreign currency transaction (gain) loss	1,013	(413)	375	(1,386)	(568)
Change in fair value of derivatives	(2,922)	(2,682)	210	59	71
Loss on extinguishment of debt	–	–	–	–	2,016
Other (income) expense, net	2,301	(690)	(3,031)	(2,193)	(1,253)
Income (loss) from continuing operations before income taxes	1,230	4,500	(17,975)	(14,413)	4,307
Income tax expense (benefit)	4,357	6,414	(4,537)	(2,069)	3,490
Income (loss) from continuing operations	(3,127)	(1,914)	(13,438)	(12,344)	817
Income (loss) from discontinued operations, net of income taxes	2,397	(746)	(2,846)	(4,428)	136
Net income (loss)	(730)	(2,660)	(16,284)	(16,772)	953
Non-controlling interest in consolidated subsidiary	(109)	14	(51)	25	-
Net income (loss) attributable to GSE Holding, Inc.	$(839)	$(2,646)	$(16,335)	$(16,747)	$953
Income (loss) from continuing operations per share:
Basic	$(0.29)	$(0.18)	$(1.24)	$(1.14)	$0.08
Diluted(1)	$(0.29)	$(0.18)	$(1.24)	$(1.14)	$0.07
Net income (loss) per share:
Basic	$(0.08)	$(0.25)	$(1.51)	$(1.55)	$0.09
Diluted(1)	$(0.08)	$(0.25)	$(1.51)	$(1.55)	$0.08
Weighted average number of shares of common stock used in computing net income (loss) per shares:
Basic	10,810	10,810	10,810	10,810	10,810
Diluted	10,810	10,810	10,810	10,810	11,841
Other Financial Data (unaudited):
Adjusted gross margin(2)	18.6%	15.0%	14.5%	15.5%	17.2%
Adjusted EBITDA(3)	$41,220	$38,399	$19,151	$28,064	$44,536
Capital expenditures	6,973	5,836	2,842	3,337	11,694
Operating Data (unaudited):
Volume shipped (thousands of pounds)(4)	331,952	339,251	298,620	337,811	377,082

	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,386	$6,740	$20,814	$15,184	$9,076
Accounts receivable, net	81,849	68,397	48,822	69,661	80,705
Inventories, net	50,359	67,023	35,625	53,876	58,109
Total assets	333,624	319,042	254,358	276,307	292,426
Total debt, including current portion	185,767	189,959	155,849	182,329	198,458
Total stockholders’ equity	76,384	69,024	54,607	32,766	31,669
___________________
(1)
We recorded a net loss in each of the periods presented excluding the year ended December 31, 2011. Potential common shares are anti-dilutive in periods in which we record a net loss because they would reduce the respective period’s net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share. As a result, diluted net loss per share was equal to basic net loss per share in each of the periods presented excluding the year ended December 31, 2011.

(2)
Adjusted gross margin represents the difference between sales and cost of products, excluding depreciation expense included in cost of products, divided by sales and, accordingly, does not take into account the non-cash impact of depreciation expense included in the cost of products of $8.6 million, $9.4 million, $9.1 million, $9.1 million and $9.5 million in 2007, 2008, 2009, 2010 and 2011, respectively. Disclosure in this Annual Report on Form 10-K of adjusted gross margin, which is a “non-GAAP financial measure,” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. We believe this measure is helpful in understanding our past performance as a supplement to gross margin and other performance measures calculated in conformity with GAAP.

We believe this measure is meaningful to our investors because it provides a measure of operating performance that is unaffected by non-cash accounting measures. Adjusted gross margin has limitations as an analytical tool because it excludes the impact of depreciation expense included in cost of products, and it should be considered in addition to, not as a substitute for, measures of financial performance reported in accordance with GAAP such as gross margin. Our calculation of adjusted gross margin may not be comparable to similarly titled measures reported by other companies. The following table reconciles gross margin to adjusted gross margin for the periods presented in this table and elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2008	2009	2010	2011
Gross margin	16.1%	12.7%	11.4%	12.8%	15.2%
Depreciation expense (as a percentage of sales)	2.5	2.3	3.1	2.7	2.0%
Adjusted gross margin	18.6%	15.0%	14.5%	15.5%	17.2%

(3)
Adjusted EBITDA represents net income or loss before interest expense, income tax expense, depreciation and amortization of intangibles, change in the fair value of derivatives, loss (gain) on foreign currency transactions, restructuring expenses, extraordinary and non-recurring professional fees, stock-based compensation expense, loss (gain) on asset sales and management fees paid to CHS. Disclosure in this Annual Report on Form 10-K of Adjusted EBITDA, which is a “non-GAAP financial measure,” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from continuing operations or any other performance measure derived in accordance with GAAP. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items.

We believe this measure is meaningful to our investors to enhance their understanding of our financial performance. Although Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs, we understand that it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance and to compare our performance with the performance of other companies that report Adjusted EBITDA. Adjusted EBITDA should be considered in addition to, not as a substitute for, net income, income from continuing operations and other measures of financial performance reported in accordance with GAAP. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The following table reconciles net loss from continuing operations to Adjusted EBITDA for the periods presented in this table and elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Net income (loss) attributable to GSE Holding, Inc.	$(839)	$(2,646)	$(16,335)	$(16,747)	$953
(Income) loss from discontinued operations, net of income taxes	(2,397)	746	2,846	4,428	(136)
Interest expense, net of interest rate swap	24,641	20,398	18,005	18,935	20,088
Income tax expense (benefit)	4,357	6,414	(4,537)	(2,069)	3,490
Depreciation and amortization expense	13,016	13,219	12,703	12,700	12,798
Change in the fair value of derivatives(a)	(2,922)	(2,682)	210	59	71
Foreign currency transaction (gain) loss(b)	1,013	(413)	375	(1,386)	(568)
Restructuring expense(c)	–	–	1,444	1,096	950
Professional fees(d)	655	262	1,436	8,904	2,712
Stock-based compensation expense(e)	200	450	28	67	75
Management fees(f)	2,001	2,004	2,004	2,019	2,074
Loss on extinguishment of debt(g)	–	–	–	–	2,016
Other(h)	1,495	647	972	58	13
Adjusted EBITDA	$41,220	$38,399	$19,151	$28,064	44,536

__________________
(a)
Represents the mark-to-market change in the value of three interest rate swaps, including one entered into in July 2010 in connection with our German revolving credit facility, one entered into in January 2005 and one in June 2009, each as a mechanism to convert $75.0 million of fixed rate debt to variable rate debt.

(b)	Primarily related to gains and losses incurred on purchases, sales, intercompany loans and dividends denominated in non-functional currencies.

(c)
For 2009 and 2010, represents severance costs primarily related to the restructuring and productivity improvement programs we adopted during the fourth quarter of 2009.  For 2011, primarily represents severance payments made to two key employees.

(d)
Represents consulting and other advisory fees related to the consent solicitation in 2007, recruiting a new chief executive officer in 2008 and 2009 and the restructuring and productivity improvement programs adopted by us during the fourth quarter of 2009, which primarily consists of fees related to the engagement of an independent consulting firm that specializes in performance improvements for portfolio companies of private equity firms.

(e)	Represents the compensation expense attributable to each respective period based on the calculated value of employee stock options.

(f)	Represents management fees that terminated in connection with our IPO. See Item 13, “Certain Relationships and Related Transactions, and Director Independence – Management Agreement.”

(g)
Represents the loss recognized in connection with the refinancing of our Senior Notes as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – The Refinancing Transactions; Description of Long Term Indebtedness.”

(h)
2007, 2008, 2009 include $1.5 million of consent solicitation fee, $0.6 million of disaster recovery expense associated with Hurricane Ike and $1.0 million of death benefits paid to the estate of our former President and Chief Executive Officer, respectively. Otherwise, relates to gains and losses on asset sales.

(4)
Includes 13,512, 12,984, 12,118 and 9,935 volume shipped (in thousands of pounds) related to our discontinued operations for the years ended December 31, 2007, 2008, 2009 and 2010, respectively.  There was no volume shipped related to our discontinued operations for the year ended December 31, 2011.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis together with Item 6, “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Forward-Looking Statements” and Item 1A, “Risk Factors.”

Recent Developments

On March 20, 2012, we announced the purchase of certain manufacturing equipment from Poly-America, L.P. and Poly-Flex, Inc. for $7.5 million.  The acquisition provides us with additional manufacturing capacity, which is expected to contribute toward achieving our growth objectives and remove competitive capacity from our North American market.

Overview

We are the leading global provider by sales of highly engineered geosynthetic containment solutions for environmental protection and confinement applications. Our products are used in a wide range of infrastructure end markets such as mining, waste management, liquid containment (including water infrastructure, agriculture and aquaculture), coal ash containment and shale oil and gas. We are one of the few providers with the full suite of products required to deliver customized solutions for complex projects on a global basis, including geomembranes, drainage products, GCLs, nonwoven geotextiles and specialty products. We have a global infrastructure that includes seven manufacturing facilities located in the United States, Germany, Chile, Egypt and Thailand, 18 regional sales offices located in 12 countries and engineers and technical salespeople located on four continents. We generate the majority of our sales outside of North America, including high-growth emerging markets in Asia, Latin America, Africa and the Middle East. Our comprehensive product offering and global infrastructure, along with our extensive relationships with customers and end-users, provide us with access to high-growth markets worldwide and the flexibility to serve customers regardless of geographic location.

Sales

We derive our sales from selling innovative and reliable geosynthetic solutions that have been customized from our broad product offering, including geomembranes, drainage products, GCLs, nonwoven geotextiles and specialty products. We focus primarily on the global mining, waste management and liquid containment end markets, and are developing new end markets such as coal ash containment and shale oil and gas. Our products are used in a variety of material containment and environmental protection applications by end-users in these industries, including some of the largest mining, waste management, power and other civil and industrial infrastructure companies in the world. In 2011, we served over 1,300 customers and no single customer generated more than 5% of our total sales.

Depending on the size and complexity of the application, we may identify opportunities for new projects years before we ultimately deliver our products. During this time, the project owners typically conduct feasibility analyses and arrange funding for the project while our engineering and sales personnel work with the project’s design engineers to advise on the technical details of the geosynthetic solution required for the project. Before construction commences, our customers may issue requests for proposals (“RFPs”), which establish certain specifications for the desired geosynthetic products, including design and performance criteria based on our advice. We respond to these RFPs by proposing product specifications for our geosynthetic solutions, providing details regarding production and anticipated delivery schedules and stipulating contractual terms such as product pricing. By leveraging our customer relationships, reputation for quality and innovation, full product breadth and engineering capabilities to work with end-users during the planning phase of these large and complex projects, our products are often specified for a project prior to the issuance of a RFP. This means that our customers often indicate in their RFPs that only GSE products may be used for a particular application, whether by identifying characteristics of our products that our competitors cannot manufacture or by expressly specifying our brand name. Similarly, in many instances our customers choose to work exclusively with us on a particular application, by-passing the RFP process altogether.

Our sales from major projects depend, in part, on the level of capital expenditures in our principal end markets. The number of such projects we win in any particular year fluctuates, and is dependent on the number of projects available and our ability to bid successfully for such projects. Negotiations with our customers are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position (including the timing of our introduction to a project and our relationships to those involved in the project), market conditions, financing arrangements and required governmental approvals. We do not typically enter into long-term contracts with our customers; rather, we receive orders from our customers that contractually govern our participation in a project.

In North America during 2011, an average order represented $182,000 of sales for us and required between two and four weeks to deliver, and our largest order in 2011 represented $12.7 million of sales.

Cost of Products

Cost of products is our primary operating expense, accounting for 88.6%, 87.2% and 84.8% of our sales for the years ended December 31, 2009, 2010 and 2011, respectively. Cost of products includes primarily the direct cost of raw materials and labor used in the manufacture of our products as well as indirect costs such as labor, depreciation, insurance, supplies, tools, repairs and shipping and handling. Cost of products also includes all but a de minimis amount of procurement expenses incurred to purchase, receive, store and maintain our inventories. Our principal products are manufactured primarily from specially formulated high-grade polyethylene resins with chemical additives that enable the end product to better resist weathering, ultraviolet degradation and chemical exposure. HDPE is our primary raw material. We also use LLDPE, polypropylene and blow molding resin. Raw material costs represented 79.7%, 80.2% and 81.6% of our total cost of products for the years ended December 31, 2009, 2010 and 2011, illustrating the importance of effectively managing material costs to maintaining stable levels of profitability.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses represent overhead costs associated with support functions such as finance, human resources, legal, information technology and sales and marketing costs. Primary drivers of SG&A expenses include personnel costs, severance costs and sales force commissions. SG&A expenses were 10.9%, 11.7% and 9.6% of sales for the years ended December 31, 2009, 2010 and 2011, respectively, and each year was impacted by professional fees and restructuring costs.

Discontinued Operations

The discussion below of our results of operations excludes the impact of the following discontinued operations for all periods presented:

•	In April 2010, we sold our 75.5% interest in Bentoliner;

•	In June 2010, we divested U.S. Installation; and

•	In July 2010, we closed GSE UK, our manufacturing facility in the United Kingdom.

The presentation of our results for 2009 and 2010 includes a reclassification of the financial results of Bentoliner, U.S. Installation and GSE UK to discontinued operations. See Item 8, note 4, “Discontinued Operations,” to our consolidated financial statements.

Segment Data

We have organized our operations into five principal reporting segments: North America, Europe Africa, Asia Pacific, Latin America and Middle East. We generate a greater proportion of our gross profit, as compared to our sales, in our North America segment, which consists of the United States, Canada and Mexico, because our product mix in this segment is focused on higher-margin products. We expect the percentage of total gross profit derived from outside North America to continue to increase in future periods as we continue to focus on selling these higher-value products in our other segments. We also expect the percentage of sales derived from outside North America to increase in future periods as we continue to expand globally. See Item 8, note 18, “Segment Information,” to our consolidated financial statements.

The following table presents our sales, by segment for the periods presented, as well as gross profit and gross profit as a percentage of sales from each segment:

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Year ended December 31, 2011
Sales	$205,015	$131,258	$74,287	$44,402	$9,489
Gross profit	44,848	10,123	10,261	4,647	628
Gross margin	21.9%	7.7%	13.8%	10.5%	6.6%
Year ended December 31, 2010
Sales	$142,956	$104,506	$49,370	$36,120	$9,831
Gross profit	24,005	10,506	4,301	3,855	1,216
Gross margin	16.8%	10.1%	8.7%	10.7%	12.4%
Year ended December 31, 2009
Sales	$137,504	$82,278	$37,754	$23,613	$10,050
Gross profit (loss)	25,377	6,654	1,220	(1,389)	1,300
Gross margin	18.5%	8.1%	3.2%	(5.9)%	12.9%

The following table presents our sales from each segment, as a percentage of total sales:

	Year Ended December 31,
	2011	2010	2009
North America	44.1%	41.7%	47.1%
Europe Africa	28.3	30.5	28.3
Asia Pacific	16.0	14.4	13.0
Latin America	9.6	10.5	8.1
Middle East	2.0	2.9	3.5
Total	100.0%	100.0%	100.0%

North America

North America sales increased $62.0 million, or 43.4%, during 2011 to $205.0 million from $143.0 million in 2010. Increases in sales prices contributed $36.4 million in additional sales and increased volume shipped contributed $25.6 million to the increase in sales. North America sales increased due to improved market share in high end products, higher volume requirements from existing large customers and increases in solid waste, mining and liquid containment markets. North America sales were also positively affected by increased sales of specialty products.

North America gross profit increased $20.8 million, or 86.8%, during 2011 to $44.8 million from $24.0 million in 2010. North America gross profit increased $11.8 million due to increased sales prices, changes in product mix and the pursuit of higher-margin projects, and $9.0 million due to an increase in volumes shipped.  During 2010, margins were lower due to the increase in resin prices and the lag in corresponding sales price increases which led to the implementation of the margin management tool in 2010.

North America sales increased $5.5 million or 4.0%, during 2010 to $143.0 million from $137.5 million in 2009, primarily due to increases in sales prices. During 2010, increased sales in the mining and coal ash markets were partially offset by declines in the solid waste market.

North America gross profit decreased $1.4 million during 2010 to $24.0 million from $25.4 million in 2009, primarily due to an increase in resin prices and a lag in corresponding price increases during the first half of 2010.

Europe Africa

Europe Africa sales increased $26.8 million, or 25.6%, during 2011 to $131.3 million from $104.5 million in 2010. Sales increased $13.6 million due to increases in sales prices and $3.9 million due to increases in volume shipped. These increases were primarily due to higher volume sold into Europe, primarily within the solid waste market. Europe Africa sales were also positively affected by approximately $9.3 million from changes in foreign currency exchange rates.

Europe Africa gross profit decreased $0.4 million to $10.1 million in 2011 compared to $10.5 million in 2010 due to increased manufacturing costs, which were partially offset by increased sales prices and favorable changes in foreign currency exchange rates.

Europe Africa sales increased $22.2 million, or 27.0%, during 2010 to $104.5 million from $82.3 million in 2009 due to increased activity in Africa. Sales increased $23.9 million due to increases in volumes shipped and $6.1 million due to increased sales prices. These increases were partially offset by approximately $7.8 million from changes in foreign currency exchange rates.

Europe Africa gross profit increased $3.8 million to $10.5 million in 2010 compared to $6.7 million in 2009. Increased volumes shipped contributed $5.5 million to the increase in gross profit, which was partially offset by approximately $1.3 million from changes in foreign currency exchange rates and increased manufacturing expense of $0.8 million.

Asia Pacific

Asia Pacific sales increased $24.9 million, or 50.5%, during 2011 to $74.3 million from $49.4 million in 2010. Increases in volumes shipped contributed $16.8 million to additional sales and increases in sales prices contributed $8.1 million. Asia Pacific sales increased due to higher volumes sold into China, Australia and India.

Asia Pacific gross profit increased $6.0 million, or 138.6%, during 2011 to $10.3 million from $4.3 million in 2010. Gross profit increased $4.8 million due to an increase in volumes shipped and $1.2 million due to increased sales prices.

Asia Pacific sales increased $11.6 million, or 30.7%, during 2010 to $49.4 million from $37.8 million when compared to 2009 due to increased activity in China. Increases in volumes shipped contributed $7.7 million to additional sales and increases in sales prices contributed $3.9 million.

Asia Pacific gross profit increased $3.1 million during 2010 to $4.3 million from $1.2 million in 2009 due to increased volumes shipped and increased sales prices, partially offset by increased manufacturing costs.

Latin America

Latin America sales increased $8.3 million, or 22.9%, during 2011 to $44.4 million from $36.1 million in 2010. Increases in volumes shipped contributed $4.7 million in additional sales and increased sales prices increased sales by $3.6 million.

Latin America gross profit increased $0.7 million, or 20.5%, during 2011 to $4.6 million from $3.9 million in 2010. Gross profit increased $1.6 million due to increased sales prices and $1.3 million due to an increase in volumes shipped, which were partially offset by an increase in manufacturing costs.

Latin America sales increased $12.5 million, or 53.0% during 2010 to $36.1 million from $23.6 million in 2009 due to improved demand in the mining industry. Increases in volumes shipped contributed $8.8 million in additional sales and increased sales prices increased sales by $3.7 million.

Latin America gross profit increased $5.3 million during 2010 to $3.9 million from a loss of $1.4 million in 2009 due to increased volumes shipped and an increase in sales prices.

Middle East

Middle East sales decreased $0.3 million, or 3.4%, to $9.5 million during 2011 from $9.8 million in 2010.  Decreases in volumes shipped and changes in foreign currency negatively affected sales by $1.4 million, which were partially offset by an increase in sales prices.

Middle East gross profit decreased $0.6 million to $0.6 million in 2011 from $1.2 million in 2010. This decrease was due to a decline in volumes shipped and increased raw material costs.

Middle East sales decreased $0.2 million, or 2.0%, to $9.8 million during 2010 from $10.0 million in 2009. Decreased sales prices reduced sales by $0.6 million and changes in foreign currency exchange rates decreased sales by $0.2 million, which were partially offset by an increase in volumes shipped.

Middle East gross profit decreased $0.1 million to $1.2 million in 2010 from $1.3 million in 2009. This decrease was due to increased manufacturing expenses and increased raw material costs, partially offset by an increase in sales volumes.

Key Drivers

The following are the key drivers of our business:

Timing of Projects.  Our financial results are influenced by the timing of projects that are developed and constructed by the end-users of our products in our primary end markets, including mining, waste management and liquid containment.

Mining projects and associated capital expenditures are driven by global commodity supply and demand factors. Our products are used primarily in metal mining, including copper, silver, uranium and gold. Metal mining projects are typically characterized by long lead times and large capital investment by the owners of the projects. In addition, these projects are often located in remote geographies with limited infrastructure, such as power and roads, creating complex logistics management requirements and long supplier lead times.

In our waste management end market, landfill construction and expansion projects are driven by waste volume generation and the need for additional municipal solid waste disposal resources. In developed markets, landfill construction and expansion projects are influenced by economic factors, particularly retail sales and consumer spending, housing starts and commercial and infrastructure construction. In emerging markets, waste management projects are also driven primarily by increased per capita GDP, which is positively correlated with waste generation, as well as by increasing environmental awareness and regulation, as discussed further below.

Finally, projects in our liquid containment end markets, including water management infrastructure, agriculture and aquaculture and industrial wastewater treatment applications, are driven by investment in civil and industrial infrastructure globally. This global spending is influenced by increased urbanization, increased wealth and protein-rich diets in developing economies necessitating higher levels of food production, population growth and other secular and economic factors, in both developed and emerging markets.

Environmental Regulations.  Our business is influenced by international levels of environmental regulation and mandated geosynthetics specifications, which vary across jurisdictions and by end market. For example, China has addressed the need for increased environmentally sound, solid waste disposal resources in its twelfth five-year plan, the most recent in a series of economic development initiatives, which mandates the investment of 180 billion Yuan, or approximately $28 billion, in the urban waste disposal sector between 2011 and 2015. Environmental regulations often require the use of geosynthetic products to contain materials and protect groundwater in various types of projects. In emerging markets, waste management and water infrastructure projects are driven by an ongoing increase in environmental awareness and regulation that has developed through the continued urbanization and increased affluence of these economies.

Although environmental regulations may not be as stringent or may not be enforced in emerging markets, we believe these regulations will continue to develop and to be enforced more diligently. In developed markets, existing regulations, which often specify our products, tend to be highly specific and stringently enforced. As a result, regulatory changes in developed markets tend to impact new end markets, such as coal ash containment in the United States.

Seasonality.  Due to the significant amount of our projects in the northern hemisphere (North America and Europe), our operating results are impacted by seasonal weather patterns in these markets. Our sales in the first and fourth quarters of the calendar year have historically been lower than sales in the second and third quarters. This is primarily due to lower activity levels in our primary end markets during the winter months in the northern hemisphere. The impact of this seasonality is partially mitigated by our mining and liquid containment end markets, which are located predominantly in the southern hemisphere. As our mining end market becomes a greater source of our sales, we expect seasonality to be further mitigated.

Resin Cost Volatility.  Resin-based material, derived from crude petroleum and natural gas, accounted for 79.7%, 80.2% and 81.6% of our cost of products for the years ended December 31, 2009, 2010 and 2011, respectively. Our ability to both manage the cost of our resin purchases as well as pass fluctuations in the cost of resin through to our customers is critical to our profitability. Fluctuations in the price of crude oil impact the cost of resin. In addition, planned and unplanned outages in facilities that produce polyethylene and its feedstock materials have historically impacted the cost of resin. In 2010, we implemented successful performance initiatives that focused on reducing the risk of volatility in resin costs on our profitability. We have developed policies, procedures, tools and organizational training procedures to enable better resin cost management and facilitate the efficient pass through of increases in our resin costs to our customers. These initiatives included diversifying our resin sources, hiring a polyethylene expert to lead procurement, implementing pricing tools that account for projected resin pricing, institutionalizing a bid approval process, creating a plant sourcing decision model, and running a large project tracking process. As a result of these policies, we successfully managed volatile resin prices between June 2010 and May 2011, when polyethylene resin prices fluctuated 23.1% between $0.78 per pound and $0.96 per pound, according to publicly available from IHS, Inc.. While the significant majority of our products are sold under orders that include 30-day re-pricing provisions at our option, and while we have taken advantage of this option in the past, the policies, processes, tools and organizational training procedures described above allow us to limit the need to re-price projects already under contract. This, in turn, helps us better manage our relationships with our customers. We believe that managing the risks associated with volatility in resin costs is now among our critical and core competencies.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
	Year Ended December 31,		Period over
	2011	2010	Period Change
	(in thousands)
Sales	$464,451	$342,783	$121,668	36%
Cost of products	393,944	298,900	95,044	32
Gross profit	70,507	43,883	26,624	61
Selling, general and administrative expenses	44,474	40,078	4,396	11
Amortization of intangibles	1,379	2,284	(905)	40
Operating income	24,654	1,521	23,133	1,521
Other expenses (income):
Interest expense, net of interest income	20,081	19,454	627	3
Foreign currency transaction (gain) loss	(568)	(1,386)	818	59
Change in fair value of derivatives	71	59	12	20
Loss on extinguishment of debt	2,016	—	2,016	100
Other (income), net	(1,253)	(2,193)	940	43
Income (loss) from continuing operations before income taxes	4,307	(14,413)	18,720	130
Income tax (benefit)	3,490	(2,069)	5,559	269
Income (loss) from continuing operations	$817	$(12,344)	$13,161	107

 Sales

Consolidated sales increased $121.7 million, or 35.5%, to $464.5 million for the year ended December 31, 2011 from $342.8 million for the year ended December 31, 2010. Increases in sales prices, due primarily to higher raw material costs and a favorable change in product mix, contributed $56.0 million to the increase in sales. Volume shipped increased 15.0% year over year. Volume increases contributed approximately $56.9 million to the increase in sales. Sales were also positively affected by approximately $8.8 million from changes in foreign currency exchange rates, principally the Euro.

Cost of Products

Cost of products increased $95.0 million, or 31.8%, to $393.9 million for the year ended December 31, 2011 from $298.9 million for the year ended December 31, 2010. The increase in raw material costs contributed approximately 38%, or $36.4 million, to the increase; the increase in volume shipped, coupled with increased manufacturing costs, contributed approximately 62%, or $58.6 million, to the increase.

Gross Profit

Consolidated gross profit for the year ended December 31, 2011 increased $26.6 million, or 60.7%, to $70.5 million compared to $43.9 million for the year ended December 31, 2010. Gross profit as a percentage of sales was 15.2% for the year ended December 31, 2011, compared with 12.8% for year ended December 31, 2010. Gross profit increased $9.6 million due to increased volume and $16.2 million due to increased sales prices, change in product mix and the pursuit of higher-margin projects. During 2010, we hired a highly experienced polyethylene expert to lead our global procurement effort, implement best practices in global resin purchasing and better forecast our resin costs. Also during 2010, we implemented a margin management tool which significantly improved the pricing of our products in relation to market conditions and raw material prices. These practices contributed in part to the increase in our gross profit and our gross profit as a percentage of sales. Changes in foreign currency exchange rates, principally the Euro, positively affected gross profit by $0.8 million.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2011 were $44.5 million compared to $40.1 million for the year ended December 31, 2010, an increase of $4.4 million, or 11.0%. Salaries, wages and benefits increased $4.5 million due to additional personnel, sales force commissions increased $2.2 million due to improved gross profit and increased volumes shipped, management and employee incentive program costs increased $1.6 million due to improved results, travel and entertainment expenses increased $1.3 million due to the increase in personnel, depreciation expense increased $0.6 million due to the capitalization of the ERP project and changes in foreign currency increased SG&A by $0.3 million. All of these increases were partially offset by a decrease of $6.1 million in non-recurring professional fees.  During 2010, we incurred professional fees of approximately $8.3 million related to the engagement of an independent consulting firm, which specializes in performance improvement.

SG&A as a percentage of sales was 9.6% and 11.7% for the years ended December 31, 2011 and 2010, respectively.

Amortization of intangibles was $1.4 million for the year ended December 31, 2011 compared to $2.3 million for the year ended December 31, 2010. The decrease was related primarily to the normal decline in amortization, calculated using an accelerated method, which results in less amortization expense in the later stages of the useful lives.

Other Expenses (Income)

Interest expense was $20.1 million for the year ended December 31, 2011 compared to $19.5 million for the year ended December 31, 2010. The $0.6 million increase in interest expense in the year ended December 31, 2011 was due primarily to the write off of $0.5 million of unamortized loss on the interest rate swap in connection with the refinancing of our Senior Notes and old revolving credit facility as described in “– Liquidity and Capital Resources – The Refinancing Transactions; Description of Long-Term Indebtedness.” The weighted average debt balance outstanding was $189.4 million and $169.8 million for the years ended December 31, 2011 and 2010, respectively; weighted average effective interest rates were 8.94% and 10.40% for December 31, 2011 and 2010, respectively.

Foreign currency transaction gain was $0.6 million for the year ended December 31, 2011 compared to $1.4 million for the year ended December 31, 2010. The $0.8 million decrease for the year ended December 31, 2011 was due to unfavorable currency exchange rates, primarily related to the Euro, compared to the year ended December 31, 2010.

Change in the fair value of derivatives during the years ended December 31, 2011 and 2010 are related to the mark-to-market valuation of our interest rate swaps.

Loss on extinguishment of debt of $2.0 million during the year ended December 31, 2011 relates to the refinancing of our Senior Notes and old revolving credit facility as described in “– Liquidity and Capital Resources – The Refinancing Transactions; Description of Long-Term Indebtedness.”

Other income was $1.3 million for the year ended December 31, 2011 compared to $2.2 million for the year ended December 31, 2010. The $0.9 million decrease in other income during 2011 is primarily due a reduction of $0.5 million in discounts offered by our vendors for early payments and a $0.4 million reduction in net interest income related to the interest rate swaps.

Income Tax Expense

Income tax expense from continuing operations for the year ended December 31, 2011 was $3.5 million compared to an income tax benefit of $2.1 million for the year ended December 31, 2010.  Our effective tax rates were 81% and (14)% for the years ended December 31, 2011 and 2010, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate is due to the mix of the international jurisdictional rates and the changes in valuation allowance. Our North America operations had a loss from continuing operations before income taxes in 2011 and it is more likely than not that this loss will be used in future periods to offset taxable income. Therefore, there was no income tax benefit recorded for the North America operations during the year ended December 31, 2011.  The difference in our effective tax rate in 2011 compared to 2010 was primarily because of changes in the mix of foreign and domestic income between the years.

EBITDA and Adjusted EBITDA

EBITDA from continuing operations increased $20.0 million, or 116.3%, to $37.2 million during the year ended December 31, 2011 compared to $17.2 million for the year ended December 31, 2010. The increase in EBITDA was primarily related to an increase in our operating income of $23.1 million, partially offset by a decrease in foreign exchange gains of $0.8 million and the loss on extinguishment of debt of $2.0 million. Adjusted EBITDA from continuing operations was $44.5 million during the year ended December 31, 2011, an increase of $16.4 million, or 58.4%, from $28.1 million during 2010. The increase in Adjusted EBITDA was primarily due to the increase in operating income of $23.1 million which was partially offset by decreases in our professional services and severance add backs of $6.1 million and $0.3 million, respectively.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended December 31,		Period over
	2010	2009	Period Change
	(in thousands)
Sales	$342,783	$291,199	$51,584	18%
Cost of products	298,900	258,037	40,863	16
Gross profit	43,883	33,162	10,721	32
Selling, general and administrative expenses	40,078	31,776	8,302	26
Amortization of intangibles	2,284	2,619	(335)	13
Operating (loss) income	1,521	(1,233)	2,754	223
Other expenses (income):
Interest expense, net of interest income	19,454	19,188	266	1
Foreign currency transaction (gain) loss	(1,386)	375	(1,761)	470
Change in fair value of derivatives	59	210	(151)	72
Other (income), net	(2,193)	(3,031)	838	28
Loss from continuing operations before income taxes	(14,413)	(17,975)	3,562	20
Income tax (benefit)	(2,069)	(4,537)	2,468	54
Loss from continuing operations	$(12,344)	$(13,438)	$1,094	8

Sales
Consolidated sales increased $51.6 million, or 17.7%, to $342.8 million for the year ended December 31, 2010 compared to $291.2 million for the year ended December 31, 2009. Volume shipped increased 14.4% year over year. Volume increases contributed approximately $40.8 million to the increase in sales. Many projects that were delayed in 2009 began manufacturing and shipping in 2010. Increases in sales prices, primarily related to higher raw material costs, contributed $18.9 million to the year over year sales increase. These increases were partially offset by a decrease of approximately $8.1 million due to changes in foreign currency exchange rates, principally the Euro in the Europe Africa region.

Cost of Products

Cost of products increased $40.9 million, or 15.8%, to $298.9 million for the year ended December 31, 2010 compared to $258.0 million for the year ended December 31, 2009. The increase in raw material costs contributed approximately 28% of the increase, and the increase in volume shipped, coupled with increased manufacturing costs, contributed approximately 72% of the increase.

Gross Profit

Consolidated gross profit for the year ended December 31, 2010 increased $10.7 million, or 32.3%, to $43.9 million compared to $33.2 million for the year ended December 31, 2009. The improvement in gross profit was due to increased sales volumes, an increase in sales price and improved margins. Gross profit as a percentage of sales was 12.8% for 2010, compared to 11.4% for 2009. During 2010, we implemented a margin management tool which significantly improved the pricing of our products in relation to market conditions and raw material prices. Gross profit increased during 2010 due to an increase in sales prices and improved margins in the second half of 2010, which were partially offset by higher raw material costs resulting in increased cost of products. Gross profit was negatively affected by a decrease of $1.3 million related to changes in foreign currency exchange rates, principally the Euro.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2010 were $40.1 million compared to $31.8 million for the year ended December 31, 2009 million, an increase of $8.3 million, or 26.1%. SG&A expenses for the year ended December 31, 2010 include professional fees of $8.9 million and severance costs of $1.0 million related to the restructuring and productivity improvement programs adopted during the fourth quarter of 2009. SG&A expenses also include $1.5 million management incentive program costs and an increase of approximately $0.9 million in sales force commissions relating to the introduction of the 2010 commission compensation program. Professional fees of $8.9 million include $8.3 million related to the engagement of an independent consulting firm, which specializes in performance improvement. This firm was an integral part of our detailed productivity and efficiency review and assessment of our operations.

SG&A expenses for 2009 included an additional provision for doubtful accounts of $1.7 million related to uncertainty of collections in the economic downturn, professional fees of $1.7 million related to the restructuring and productivity improvement programs, severance related costs of $1.4 million and $1.0 million related to the death benefits payable to the estate of our former President and Chief Executive Officer, who passed away in 2009.

SG&A expenses were 11.7% and 10.9% of sales for the years ended December 31, 2010 and 2009, respectively.

Amortization of intangibles was $2.3 million for the year ended December 31, 2010 compared to $2.6 million for the year ended December 31, 2009. The decrease during 2010 was related primarily to the normal decline in amortization, calculated using an accelerated method, which results in less amortization expense in the later stages of the original estimated useful lives.

Other Expenses (Income)

Interest expense was $19.5 million for the year ended December 31, 2010 compared to $19.2 million for the year ended December 31, 2009. The $0.3 million increase in interest expense during 2010 was due to increased interest expense relating to our old revolving credit facility having higher balances outstanding during 2010 compared to 2009. The weighted average debt balance outstanding was $169.8 million and $168.6 million in 2010 and 2009, respectively. The weighted average effective interest rates were 11.5% and 11.4% for 2010 and 2009, respectively.

Gains from foreign currency transactions were $1.4 million for the year ended December 31, 2010 compared to losses of $0.4 million for the year ended December 31, 2009. The $1.8 million change was due to favorable currency exchange rates, primarily related to the Euro, during 2010 compared to 2009.

The change in the fair value of derivatives was an expense of $0.1 million for the year ended December 31, 2010 compared to $0.2 million for the year ended December 31, 2009 due to the net change in the mark-to-market value of our interest rate swap.

Other income was $2.2 million for the year ended December 31, 2010 compared to $3.0 million for the year ended December 31, 2009. Other income for the year ended December 31, 2010 and 2009 includes $1.6 million and $0.8 million, respectively, related to discounts offered by our vendors for early payments, and $0.5 million and $1.2 million, respectively, related to the interest rate swap. Other income in 2009 also includes $0.8 million of business interruption insurance proceeds.

Income Tax Benefit

Income tax benefit from continuing operations for the year ended December 31, 2010 was $2.1 million compared to $4.5 million for the year ended December 31, 2009. Our provision for income taxes is recorded at statutory rates for each tax jurisdiction based on total fiscal year to date results, adjusted for certain permanent differences. For the years ended December 31, 2010 and 2009, our effective income tax rates were 14.7% and 29.5%, respectively. Our 2010 effective tax rate was lower than our 2009 effective tax rate primarily because of valuation allowances recorded in 2010, changes in the mix of foreign and domestic income, and a prior year tax benefit recorded in 2009. The difference in the effective tax rate compared with the U.S. federal statutory rate was due to the mix of the international jurisdictional rates and the increase in the valuation allowance on our foreign tax credit and net operating loss carryforwards.

EBITDA and Adjusted EBITDA

EBITDA from continuing operations was $17.2 million during the year ended December 31, 2010 compared to $12.7 million during 2009, an increase of $4.5 million, or 35.4%. The increase in EBITDA was primarily related to an increase in our operating income of $2.8 million and an increase in foreign exchange income of $1.8 million. Adjusted EBITDA from continuing operations was $28.1 million during year ended December 31, 2010, an increase of $8.9 million, or 46.4%, from $19.2 million during 2009. The increase in Adjusted EBITDA was primarily due to the increase in operating income of $2.8 million and increase in our professional services add back of $7.1 million, partially offset by $1.2 million related to death benefits paid to our former CEO and a decline in severance costs year over year.

Quarterly Financial Information

The following tables set forth certain historical unaudited consolidated quarterly statement of operations data for each of the eight quarters in the two years ended December 31, 2011. This unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the unaudited quarterly data. This information should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except percentage and per share data)
Selected Quarterly Financial Information
Sales	$55,923	$98,012	$99,103	$89,745	$88,462	$118,487	$146,842	$110,660
Cost of Products	53,064	86,138	83,634	76,064	74,008	100,911	126,006	93,019
Gross Profit	2,859	11,874	15,469	13,681	14,454	17,576	20,836	17,641
Operating Income (Loss)	(5,507)	(661)	3,596	4,093	4,717	7,847	7,746	4,344
Net (loss) income attributable to GSE Holding, Inc.	(12,674)	(3,264)	(2,922)	2,113	(731)	(1,183)	3,804	(937)
Adjusted EBITDA	(290)	8,437	10,980	8,937	9,775	12,409	13,526	8,826
Basic EPS	(1.17)	(0.30)	(0.27)	0.20	(0.07)	(0.11)	0.35	(0.09)
Diluted EPS	(1.17)	(0.30)	(0.27)	0.18	(0.07)	(0.11)	0.32	(0.09)
As a percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross Profit	5.1%	12.1%	15.6%	15.2%	16.3%	14.8%	14.2%	15.9%
Adjusted EBITDA	(0.5)%	8.6%	11.1%	10.0%	11.0%	10.5%	9.2%	8.0%

Adjusted EBITDA represents net income or loss before interest expense, income tax expense, depreciation and amortization of intangibles, change in the fair value of derivatives, loss (gain) on foreign currency transactions, restructuring expenses, extraordinary and non-recurring professional fees, stock-based compensation expense, loss (gain) on asset sales, loss on extinguishment of debt and management fees paid to CHS. Disclosure in this Annual Report on Form 10-K of Adjusted EBITDA, which is a “non-GAAP financial measure,” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from continuing operations or any other performance measure derived in accordance with GAAP. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items.

We believe this measure is meaningful to our investors to enhance their understanding of our financial performance. Although Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs, we understand that it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance and to compare our performance with the performance of other companies that report Adjusted EBITDA. Adjusted EBITDA should be considered in addition to, not as a substitute for, net income, income from continuing operations and other measures of financial performance reported in accordance with GAAP. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The following table reconciles net loss from continuing operations to Adjusted EBITDA for the periods presented in this table and elsewhere in this Annual Report on Form 10-K.

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands)
Net (loss) income attributable to GSE Holding, Inc.	$(12,674)	$(3,264)	$(2,922)	$2,113	$(731)	$(1,183)	$3,804	$(937)
(Income) loss from discontinued operations, net of income tax	4,129	231	(140)	208	(386)	379	(76)	(53)
Interest expense, net of interest rate swap	4,395	4,695	4,935	4,910	4,841	5,480	4,662	5,105
Income tax expense (benefit)	37	(432)	73	(1,746)	127	1,074	1,200	1,089
Depreciation and amortization expense	3,181	3,148	3,157	3,214	3,045	3,127	3,168	3,458
Change in the fair value of derivatives(a)	(65)	124	–	–	–	–	–	71
Foreign exchange (gain) loss(b)	(970)	(1,601)	1,853	(668)	1,290	363	(1,617)	(604)
Restructuring expense(c)	268	841	74	–	355	–	26	569
Professional fees(d)	894	4,120	3,448	355	651	649	1,843	(431)
Stock-based compensation expense(e)	14	–	–	53	75	–	–	–
Management fees(f)	501	500	518	500	500	504	516	554
Loss on extinguishment of debt(g)	–	–	–	–	–	2,016	–	–
Other(h)	–	75	(16)	(2)	8	–	–	5
Adjusted EBITDA	$(290)	$8,437	$10,980	$8,937	$9,775	$12,409	$13,526	$8,826
_________________
(a)
Represents the mark-to-market change in the value of three interest rate swaps, including one entered into in July 2010 in connection with our German revolving credit facility and one entered into in January 2005 and one in June 2009, each as a mechanism to convert $75.0 million of fixed rate debt to variable rate debt.

(b)	Primarily related to gains and losses incurred on purchases, sales, intercompany loans and dividends denominated in non-functional currencies.

(c)
Represents severance costs primarily related to the restructuring and productivity improvement programs adopted by us during the fourth quarter of 2009 and the exit of two members of executive management in 2011.

(d)
Represents consulting and other advisory fees related to recruiting a new chief executive officer through the third quarter of 2009 and the restructuring and productivity improvement programs adopted by us during the fourth quarter of 2009 which primarily consists of fees related to the engagement of an independent consulting firm that specializes in performance improvements for portfolio companies of private equity firms.

(e)	Represents the compensation expense attributable to each respective period based on the calculated value of employee stock options.

(f)	Represents management fees that terminated in connection with our IPO. See Item 13, “Certain Relationships and Related Transactions, and Director Independence – Management Agreement.”

(g)
Represents the loss recognized in connection with the refinancing of our Senior Notes as described in “– Liquidity and Capital Resources – The Refinancing Transactions; Description of Long Term Indebtedness.”

(h)	Relates primarily to gains and losses on asset sales.

Liquidity and Capital Resources

General

We rely on borrowings under our Senior Secured Credit Facilities and other financing arrangements as our primary source of liquidity. See “– The Refinancing Transactions; Description of Long-Term Indebtedness” for a description of our long-term debt. Our cash flow from operations serves as an additional source of liquidity to the extent available. We generally have positive cash flow from operations in the third quarter of the fiscal year due to increased sales during the summer months. Our primary liquidity needs are to finance working capital, capital expenditures and debt service. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. Our working capital position has benefited from growth in sales and Adjusted EBITDA, improvements in gross margin, increases in backlog and orders and low annual maintenance and capital expenditure requirements.

We believe that our cash on hand, together with the availability of borrowings under our Senior Secured Credit Facilities and other financing arrangements and cash generated from operations and our IPO, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on our indebtedness for at least the next twelve months.

Cash and Cash Equivalents

As of December 31, 2011, we had $9.1 million in cash and cash equivalents, a decrease of $6.1 million from December 31, 2010 cash and cash equivalents of $15.2 million. This decrease was primarily related to net cash used in investing activities of $11.7 million. We maintain cash and cash equivalents at various financial institutions located in the United States, Germany, Thailand, Egypt and Chile. $2.7 million, or 29.3%, was held in domestic accounts with various institutions and approximately $6.4 million, or 70.7%, was held in accounts outside of the United States with various financial institutions.

In general, when an entity in a foreign jurisdiction repatriates cash to the United States, the amount of such cash is treated as a dividend taxable at current U.S. tax rates. We have not historically repatriated the earnings of any of our foreign subsidiaries, and we currently have no intention of repatriating foreign earnings. If we were to repatriate earnings from our foreign subsidiaries in the future, we would be subject to U.S. income taxes upon the distribution of cash to us from our non-U.S. subsidiaries. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited based on our tax attributes. The U.S. tax effects of potential dividends and related foreign tax credits associated with earnings indefinitely reinvested have not been realized pursuant to ASC-740-10, “Income Taxes.” Upon distribution we will be subject to U.S. income taxes pursuant to ASC-740-10.

Accounts Receivable

As of December 31, 2011, we had $80.7 million in trade accounts receivable. We evaluate the creditworthiness of our customers on at least an annual basis and from time to time require customers to provide letters of credit to guarantee payments. No single customer accounted for 10% or more of sales for the years ended December 31, 2011 or 2010.

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in existing receivables. The allowance is reviewed monthly and we establish reserves for doubtful accounts on a case-by-case basis when it is believed that the required payment of specific amounts owed to us is unlikely to occur.

Inventory

As of December 31, 2011, we had $58.1 million in inventory. Inventory is recorded at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first-in, first-out cost method. See Item 8, note 6, “Inventory,” to our consolidated financial statements for additional information.

Other Current Liabilities

As of December 31, 2011, we had $57.7 million in accounts payable and accrued liabilities. Approximately 54% of this balance, or $31.4 million, was attributable to trade accounts payable, primarily from the purchase of raw material, including polyethylene resins. We currently purchase raw materials from at least two significant suppliers at each of our manufacturing locations. Polyethylene resins are occasionally in short supply and are subject to price fluctuation in response to market demand. We have not encountered any significant prolonged difficulty to date in obtaining raw materials in sufficient quantities to support our operations at current or expected near-term levels. However, any disruption in raw material supply or abrupt increases in raw material prices could have an adverse effect upon our operations.

The Refinancing Transactions; Description of Long-Term Indebtedness

First Lien Credit Facility

On May 27, 2011, we entered into a five-year, $160.0 million first lien senior secured credit facility with General Electric Capital Corporation, Jefferies Finance LLC and the other financial institutions party thereto, consisting of $135.0 million of term loan commitments (the “First Lien Term Loan”) and $25.0 million of revolving loan commitments (the “Revolving Credit Facility” and together with the First Lien Term Loan, the “First Lien Credit Facility”). On October 18, 2011, the Revolving Credit Facility was amended to increase the aggregate revolving loan commitments from $25.0 million to $35.0 million. Increased capacity under the Revolving Credit Facility is anticipated to be used to meet our current liquidity requirements, including for working capital, and to fund our continued growth. On December 12, 2011, the First Lien Credit

Facility was amended to, among other matters, modify the definition of “Change of Control” to reduce CHS’ specified ownership percentage following the consummation of our IPO from 35% to 20%. The First Lien Credit Facility will mature in May 2016. Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, we are required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit. As of December 31, 2011, there was $156.0 million outstanding under the First Lien Credit Facility consisting of $134.3 million in term loans and $21.7 million in revolving loans, and the interest rate on such loans was 7.0%. We had $11.0 million of capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.  With the proceeds from our IPO, we paid off our Revolving Credit Facility in February 2012, resulting in a remaining balance outstanding under the First Lien Credit Facility of $134.3 million as of February 29, 2012.

Second Lien Term Loan

On May 27, 2011, we also entered into a 5.5 year, $40.0 million second lien senior secured credit facility with Jefferies Finance LLC and the other financial institutions party thereto, consisting of $40.0 million of term loan commitments (the “Second Lien Term Loan” and together with the First Lien Credit Facility, the “Senior Secured Credit Facilities”). On February 8, 2012, the Second Lien Term Loan was amended to, among other matters, modify the definition of “Change of Control” to reduce CHS’ current specified ownership percentage following the consummation of our IPO from 35% to 20%. The Second Lien Term Loan will mature in November 2016. All borrowings under the Second Lien Term Loan will incur interest expense that is variable in relation to the LIBOR (and/or Prime) rate. Additionally, the term loan accrues PIK interest of 2.0% per annum, which is added to the principal balance of the term loan and becomes due at maturity, rather than being paid out by us periodically in cash. As of December 31, 2011, there was $40.5 million, including PIK interest, outstanding under the Second Lien Term Loan and the interest rate on the Second Lien Term Loan was 13.0%, including 2.0% PIK interest.  With the proceeds from our IPO, we paid $20.0 million on our Second Lien Term Loan, resulting in a remaining balance outstanding of $20.6 million, including PIK interest, as of February 29, 2012.

Guarantees; Security.  The obligations under our Senior Secured Credit Facilities are guaranteed on a senior secured basis by GSE Holding and each of its and our existing and future wholly owned domestic subsidiaries, other than GSE International, Inc. and any other excluded subsidiaries. The obligations under our First Lien Credit Facility are secured by a first priority perfected security interest in substantially all of our and the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances under our First Lien Credit Facility. The obligations under our Second Lien Term Loan are also secured by liens on substantially all of our and the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances; provided, however, that the liens granted under our Second Lien Term Loan are contractually subordinated to the liens that secure our First Lien Credit Facility.

Restrictive Covenants.  The Senior Secured Credit Facilities contain various restrictive covenants that include, among other things, restrictions or limitations on our company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business our company conducts. However, all of these covenants are subject to exceptions. For the year ended December 31, 2011 our company was subject to a Total Leverage Ratio not to exceed 6.15:1.00, an Interest Coverage Ratio of not less than 1.80:1.00 and a maximum Capital Expenditure Limitation of $17.5 million.  These ratios become progressively more restrictive over the term of the loans.  For all periods presented, our company was in compliance with all financial debt covenants under the existing agreements..

Senior Notes and Revolving Credit Facility

On May 27, 2011, our company refinanced its $150.0 million 11% senior notes, as well as $27.0 million in borrowings under the old revolving credit facility with a portion of the net proceeds from the First Lien Credit Facility and Second Lien Term Loan, together with cash on hand. In connection with this refinancing, our company recorded a $2.0 million loss from extinguishment of debt, primarily related to the write-off of unamortized debt issuance costs.

Non-Dollar Denominated Term Loans

In April 2011, our company entered into a EUR 0.7 million ($1.0 million) term loan with a German bank, bearing interest at 5.15% which is secured by equipment. The loan requires monthly payments of principal and interest totaling EUR

21 thousand ($27 thousand) beginning April 2011 and maturing in March 2014. The term loan had a balance outstanding on December 31, 2011 of EUR 0.5 million ($0.7 million).

Our company has a BAHT 225.7 million ($7.1 million) term loan with a Thailand bank, bearing interest at the bank’s Minimum Lending Rate (“MLR”) less 1.00% for the first two years and MLR less 0.50%, thereafter, and is secured by equipment, building and lease rights of the property where the equipment and building are located. The bank’s MLR was 7.25% at December 31, 2011. The term loan required monthly payments of interest only for the first six months beginning in October 2007 with monthly payments of BAHT 1.4 million ($44 thousand) plus interest beginning April 2008, increasing to BAHT 3.5 million ($0.1 million) in July 2008, and finally increasing to BAHT 3.8 million ($0.1 million) beginning in December 2008 and maturing in May 2013. The term loan had a balance outstanding on December 31, 2011 of BAHT 34.7 million ($1.1 million).

Other Term Loans –

In conjunction with the acquisition of SL Limitada, our company entered into a five year installment obligation with the seller of SL Limitada for $4.5 million, secured by a share pledge agreement for 30% of the equity of GSE Lining Technology Chile, S.A., an indirect wholly owned subsidiary of our company. The installment obligation bore interest at 5% for the first two years, converting to a variable rate based on LIBOR for the remaining term. Payments were in five annual principal and interest amounts beginning on January 1, 2007. The installment obligation had a balance outstanding on December 31, 2010 of $0.9 million, which was paid in January 2011.

In connection with the ProGreen acquisition, our company entered into a three-year unsecured promissory note in the original principal amount of $2.7 million. The note bore interest at the rate of 5.13% per annum and was payable in three equal annual principal payments of $0.9 million plus accrued interest commencing October 13, 2007. The note had a balance outstanding of $0.9 million on December 31, 2010 due to our company electing to not make the final payment due on October 13, 2009, as our company was in dispute with the former owners of ProGreen in regards to the $1.3 million warranty claims discussed in Item 8, note 4, “Discontinued Operations” to our consolidated financial statements.  ProGreen (“the Plaintiff”) filed a lawsuit in the United States District Court for the Southern District of Texas to recover the $0.9 million outstanding balance plus interest and attorneys’ fees from our company. In March 2011, our company and the Plaintiff reached a settlement. In connection with this resolution, our company made payments totaling $0.7 million in full settlement of the $0.9 million principal balance owed to the Plaintiff, with the residual difference recorded within other income, net.

Non-Dollar Denominated Credit Facilities

As of December 31, 2011, our company had five local international credit facilities. It had credit facilities with two German banks in the amount of EUR 6.4 million ($8.3 million). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of December 31, 2011, our company had EUR 3.2 million ($4.2 million) available under these credit facilities with EUR 1.4 million ($1.8 million) of bank guarantees outstanding, and with EUR 1.8 ($2.3 million) outstanding under the line of credit.

In addition, our company has two credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.5 million). These credit facilities bear interest at various market rates and are primarily for cash management purposes. Our company had EGP 8.9 million ($1.5 million) available under these credit facilities with EGP 2.7 million ($0.4 million) of bank guarantees outstanding, and with EGP 3.4 million ($0.6 million) outstanding under the line of credit as of December 31, 2011.

On March 6, 2009, our company entered into a BAHT 50.0 million ($1.6 million) revolving credit facility with Export-Import Bank of Thailand (“EXIM”), which has a termination date at the discretion of EXIM or our company. This revolving credit facility bears interest at EXIM prime rate less 0.75% for BAHT borrowings and at LIBOR plus 3.5% for U.S. dollar borrowings. Repayments of principal are required within 90 days from the date of each draw down borrowing and interest is payable once a month on the last day of the month. The credit facility is secured by a BAHT 45.1 million ($1.4 million) mortgage on land, building and equipment. Our company had BAHT 30.1 million ($1.0 million) available under these credit facilities with BAHT 19.9 million ($0.6 million) of letters of credit outstanding with no amounts outstanding under the line of credit as of December 31, 2011.

Cash Flow Analysis

A summary of operating, investing and financing activities are shown in the following table:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Net cash provided by (used in) operating activities – continuing operations	$(4,123)	$(26,541)	$45,250
Net cash provided by (used in) operating activities – discontinued operations	5,010	(3,219)	4,053
Net cash provided by (used in) investing activities – continuing operations	(11,662)	(3,337)	(2,697)
Net cash provided by (used in) investing activities – discontinued operations	–	2,284	75
Net cash provided by (used in) financing activities – continuing operations	4,702	25,691	(32,691)
Net cash provided by (used in) financing activities – discontinued operations	(650)	–	–
Effect of exchange rate changes on cash – continuing operations	611	(228)	(59)
Effect of exchange rate changes on cash – discontinued operations	4	(280)	143
(Decrease) increase in cash and cash equivalents	(6,108)	(5,630)	14,074
Cash and cash equivalents at end of period	9,076	15,184	20,814

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, and the effect of changes in working capital.

Net cash used in operating activities was $4.1 million for the year ended December 31, 2011 compared to $26.5 million in the year ended December 31, 2010. The $22.4 million decrease in cash used in operating activities was due partially to generating net income of $0.8 million, an increase of $13.2 million over 2010. Additionally, significant improvement in accounts receivable collections and a decrease in inventory, partially offset by an increase in accounts payable, contributed to the decrease in cash used in operating activities during the year ended December 31, 2011.

Net cash used in operating activities was $26.5 million for the year ended December 31, 2010 compared to net cash provided by operating activities of $45.3 million in 2009. The $71.8 million decrease was related primarily to the increased accounts receivable and inventory levels, partially offset by the increase in accounts payable and accrued liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities consists primarily of:

•	capital expenditures for growth, including real estate and buildings, in order to expand and upgrade manufacturing facilities or add in incremental capacity;

•	capital expenditures for facility maintenance, including machinery and equipment improvements to extend the useful life of the assets; and

•	capital expenditures for information technology software and equipment costs.

Net cash used in investing activities during the year ended December 31, 2011 was $11.7 million compared to $3.3 million during the year ended December 31, 2010. Capital expenditures during the year ended December 31, 2011 consisted of $3.3 million of growth expenditures, $3.3 million of maintenance expenditures and $5.1 million related to improving the functionality of our ERP system. Capital expenditures during the year ended December 31, 2010 consisted of $0.8 million in growth capital expenditures, $2.0 million of maintenance expenditures and $0.5 million related to improving the functionality of our ERP system.

Net cash used in investing activities during the year ended December 31, 2010 was $3.3 million compared to $2.7 million in 2009. Capital expenditures during 2009 included $1.6 million of maintenance expenditures and $1.2 million related to improving the functionality of our ERP system.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities consists primarily of borrowings and repayments related to our credit facilities and fees and expenses paid in connection with our credit facilities.

Net cash provided by financing activities was $4.7 million during the year ended December 31, 2011 compared to $25.7 million during the year ended December 31, 2010. This change was attributable primarily to the refinancing of our old revolving credit facility and Senior Notes with a portion of the net proceeds from our Senior Secured Credit Facilities. See “– The Refinancing Transactions; Description of Long-Term Indebtedness.”

Net cash provided by financing activities was $25.7 million for the year ended December 31, 2010 compared to net cash used in financing activities of $32.7 million for the year ended December 31, 2009. Net cash provided by financing activities in 2010 was a result of $27.9 million of net proceeds from credit lines, reduced by long-term debt repayments of $2.2 million. Net cash used in financing activities during 2009 was a result of $32.5 million of net repayments on credit lines and long-term debt repayments of $2.3 million partially offset by $2.1 million of proceeds resulting from the early termination of our interest rate swap.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Contractual Obligations

Contractual Obligations as of December 31, 2011

The following table represents a summary of our estimated future payments under material contractual cash obligations as of December 31, 2011.

Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations:
Long-Term Debt(1)	$198,269	$2,709	$3,141	$192,419	$—
Interest Payments(2)	76,187	16,057	31,593	28,537	—
Operating Leases(3)	2,002	507	519	195	781
Total	$276,458	$19,273	$35,253	$221,151	$781
___________________
(1)
Represents principal payments on our First Lien Credit Facility, Second Lien Term Loan and other long-term debt as of December 31, 2011.  After giving effect to our IPO in February 2012, our total long-term debt payments would be reduced by approximately $51.5 million.

(2)
Represents interest payments on our First Lien Credit Facility at 7.0%, Second Lien Term Loan at 11.0% and other long-term debt at their respective stated interest rates, which averaged 5.8%.  After giving effect to our IPO in February 2012, our total interest payments would be reduced by approximately $17.9 million.

(3)	We enter into operating leases in the normal course of business. Our operating leases include the leases of certain of our manufacturing and warehouse facilities.

Contingencies

We are involved in various legal and administrative proceedings and disputes that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which, from time to time, may adversely affect our financial results. See Item 8, note 16, “Commitments and Contingencies,” to our consolidated financial statements. We have considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. In doing so, we take into account our history of claims, the limitations of any insurance coverage, advice from outside counsel, the possible range of outcomes to such claims and obligations and their associated financial impact (if known and reasonably estimable), and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required. In addition, we believe it is not reasonably possible that resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any single accounting period.

In addition, we provide our customers limited material product warranties. Our limited product warranties are typically five years but occasionally extend up to 20 years. These warranties are generally limited to repair or replacement of defective products or workmanship, often on a prorated basis, up to the dollar amount of the original order. In some foreign orders, we may be required to provide the customer with specified contractual limited warranties as to material quality. Our product warranty liability in many foreign countries is dictated by local laws in addition to the warranty specified in the orders. Failure of our products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources, product replacement or monetary reimbursement to a customer. We have received warranty claims in the past, and we expect to continue to receive them in the future. Warranty claims are not covered by insurance, and substantial warranty claims in any period could have a material adverse effect on our financial condition, results of operations or cash flows as well as on our reputation. See Item 8, note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements.

Furthermore, in certain direct sales and raw material acquisition situations, we are required to post performance bonds or bank guarantees as part of the contractual guarantee for performance. The performance bonds or bank guarantees can be in the full amount of the orders. To date we have not received any claims against any of the posted securities, most of which terminate at the final completion date of the orders. As of December 31, 2011, we had $5.3 million of bonds outstanding and $6.2 million of guarantees issued under bank lines. See Item 8, note 16, “Commitments and Contingencies,” to our consolidated financial statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates and assumptions on historical experience and on various other information and data that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve areas that require significant judgments and estimates on the part of management in the course of preparing of our financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized and represent the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We record a valuation allowance when it is more likely than not that some of our net deferred tax assets will not be realized. In determining the need for valuation allowances, we consider the existence of taxable income in prior carryback years, the reversal of existing temporary differences, projected future taxable income in the appropriate jurisdictions and the availability of tax planning strategies. If in the future we determine that we will be able to realize more of the related net deferred tax assets, we will make an adjustment to the allowance, which would increase our income in the period that such a determination is made.

We operate in various tax jurisdictions and are subject to audit by various tax authorities. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained following an examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized upon effective settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

We record deferred tax liabilities on the undistributed earnings of our foreign investments if we anticipate these earnings to be repatriated. If we do not plan to repatriate these foreign undistributed earnings, no provision has been made for U.S. taxes or foreign withholding taxes. Any changes to our repatriation assumptions could require us to record additional deferred tax liabilities.

Accounts Receivable

Accounts receivable from our customers in connection with sales transactions are recorded at the invoiced amounts and do not bear interest. We record an allowance for doubtful accounts, which reflects our best estimate of the amount of probable credit losses in our existing receivables. The allowance is reviewed and adjusted, if necessary, on at least a quarterly basis. In addition, we establish reserves for doubtful accounts on a case-by-case basis when we believe that the required payment of specific amounts owed to us is unlikely to occur.

We have receivables from customers in various countries, and generally do not require collateral or other security to support customer receivables unless credit capacity is not evident. In the case where credit capacity does not exist or cannot be appropriately determined, unsecured exposure security instruments such as upfront cash payments, down payments, credit cards, letters of credit, standby letters of credit, bank guarantees or personal guarantees are required. In addition, in the U.S., in cases when a customer’s project is state or federally sponsored or owned, a payment or security bond is required by law in most jurisdictions. If the customers’ financial condition was to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required. In the event of a default by a U.S. customer, we may also have the option to file liens against property owners to the extent permissible under applicable state laws.

Inventories

Our inventories are stated at the lower of cost or market. Cost, which includes materials, labor and overhead, is determined by the weighted average cost method, which approximates the first-in, first-out cost method.

We perform an analysis of our inventory levels and resulting valuation on at least a quarterly basis, or more frequently if circumstances dictate. As a result of this analysis we may record or adjust existing provisions, as appropriate, to write-down slow-moving, excess or obsolete inventory to estimated net realizable value. The process for evaluating inventory often requires us to make subjective judgments and estimates concerning anticipated customer demand and future sales levels, as well as the quantities and prices at which such inventories will be able to be sold in the normal course of business. If actual conditions are less favorable than those reflected in our estimates, additional inventory write-downs to market value may be required and future periods’ gross margin rates may be unfavorably or favorably affected.

Goodwill

We review goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. The goodwill impairment analysis is comprised of two steps. The first step requires the comparison of the fair value of the applicable reporting unit to its respective carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we would not be required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Our reporting units are the same as our operating segments: Europe Africa, North America, Asia Pacific, Latin America and the Middle East. Goodwill allocated to Europe Africa, North America, Asia Pacific, Latin America and the Middle East represents approximately 45%, 39%, 9%, 7% and 0%, respectively, as of December 31, 2011. The fair value exceeds the carrying value of net assets by approximately 8%, 11%, 218% and 198% for Europe Africa, North America, Asia Pacific and Latin America, respectively, as of October 1, 2011, the date of our last impairment analyses.

In performing the annual goodwill impairment test we considered three generally accepted approaches for valuing a business: the income, market and cost approaches. Based on the nature of our business, and the current and expected financial performance, we determined that the market and income approaches were the most appropriate methods for estimating the fair value of each reporting unit. For the income approach we used the discounted cash flow method, and considered such factors as sales, depreciation, amortization, capital expenditures, incremental working capital requirements, tax rate and discount rate. Consideration of these factors inherently involves a significant amount of judgment, and significant movements in sales or changes in the underlying assumptions may result in fluctuations of estimated fair value.

For the market approach we used both the guidelines public company and the comparable transaction methods. We considered such factors as appropriate guideline companies, appropriate comparable transactions and control premiums.

In determining the value of the reporting units, we determined that the income approach provided a better indication of value than the market approach. As such, we gave a 65% weighting to the income approach and a 35% weighting to the market approach in estimating the value of each of the reporting units.

Erosion in capital markets, material reductions in our expected cash flow forecasts, significant reductions in our market capitalization or a significant decline in economic conditions, in addition to changes to the underlying assumptions used in our valuation approach described above, could all lead to future impairment of goodwill.

Stock-Based Compensation

Prior to our IPO, we issued only a de minimis number of stock-based compensation awards and the amount of stock-based compensation expense we recognized had not been material to our results of operations. We expect that we will make more stock awards as a public company and the amount of stock-based compensation will therefore increase.

All share-based payments to employees, including grants of employee stock options, are measured at their respective grant date calculated values, and expensed in our consolidated statements of operations over the requisite service period (generally the grant’s vesting period). We use a calculated value to measure the compensation expense for share-based awards made to employees, as we have concluded that it is impracticable to determine the expected volatility of our share price, given the lack of historical stock trading activity. Instead, we use an industry measure of volatility in calculating this value.

The value of each option award is estimated on its respective grant date using the Black-Scholes option pricing model. The application of the Black-Scholes option pricing model valuation model involves assumptions that are judgmental and sensitive, which affects compensation expense related to these awards, including the value of our common stock, the risk-free interest rate, expected option life, expected volatility and expected dividend yield. The expected option life is based on our best estimate of the anticipated exercise activity for the grants, taking into consideration historical exercise patterns for previous grants to the extent we believe that such information is predictive. The specific industry measure we use to calculate expected volatility is the Dow Jones Building and Material Index fund, which includes public companies that we believe are most comparable to our business.

In estimating the value of our common stock, we calculate a business enterprise value based upon the anticipated value of cash flows that the business can be expected to generate in the future. This approach employs a discounted cash flow analysis using our weighted average cost of capital, which is calculated by weighting the required return on equity capital and interest-bearing debt in proportion to their estimated percentages in our capital structure. Our discounted cash flow analysis is comprised of the following steps:

•	estimating future cash flows for a certain discrete projection period;

•	discounting these cash flows to present value at a rate of return that considers the relative risk of achieving the cash flows and the time value of money;

•	estimating the residual value of normalized cash flows subsequent to the discrete projection period; and

•	combining the present value of the residual cash flows with the discrete projection period cash flows to indicate the fair value of a marketable controlling interest in the business.

We recognize compensation expense for all stock-based awards with graded vesting on a straight-line basis over the vesting period of the entire award. While the applicable guidance requires that we consider the impact of estimated forfeitures in recognizing the associated compensation expense, there has been no impact on the vast majority of our option awards, as they were fully vested upon the grant date.

Revenue Recognition

GAAP guidance establishes the following four criteria that must be met in order for revenue to be recognized: (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable and (4) collectability is reasonably assured. Specifically, for our direct sales of products to customers, we recognize revenues when products are shipped (as this is the point that title and risk of loss pass to the customer), we have no further obligation to the customer with respect to the delivered products, and collectability of the amount billed is reasonably assured.

We recognize revenue relating to contracts for the design and installation of geosynthetic containment solutions using the percentage of completion method. The use of this method is based on our experience and history of being able to prepare reasonably dependable estimates of the cost to complete our projects. Under this method, we estimate profit as the difference between the total estimated revenue and total estimated cost of a contract. Profit is recognized over the life of the contract based on costs incurred to date as a percentage of total estimated costs. We routinely review estimates related to the corresponding contracts, and revisions to profitability are reflected in the quarterly and annual earnings. If a current estimate of total contract cost exceeds the current estimate of total contract revenue, which indicates a loss on a contract, the projected loss is recognized in full at that time. Revenue recognized under the percentage of completion method was $9.9 million for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other: Testing Goodwill for Impairment, to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. As the amendments only impact the process of assessing goodwill for impairment, and not the recognition or measurement of an impairment charge, the adoption of these amendments is not expected to have a material impact on our results of operations, consolidated financial position or cash flows.

In May 2011, FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption is not expected to have a material impact on our results of operations, consolidated financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption is not expected to have a material impact on our results of operations, consolidated financial position or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing event or circumstance-driven guidance related to goodwill impairment testing between annual tests. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption is not expected to have a material impact on our results of operations, consolidated financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which clarifies certain existing disclosure requirements in ASC 820, Fair Value Measurements and Disclosures, as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity. ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. We did not make nor do we anticipate a significant transfer between each level as of December 31, 2011 or 2010. As such, we do not believe this ASU will have a material impact on our results of operations, consolidated financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various market risks, primarily related to changes in interest rates, foreign currency exchange rates and raw material supply prices. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments for trading purposes.

Interest Rate Risk

In order to manage both interest rates and underlying borrowing costs, we use a combination of fixed-rate and floating-rate debt instruments. In certain circumstances, we may use derivatives, such as interest rate swaps, as a further means to manage the level of our exposure to variable interest rate risk. Generally, such derivatives are executed with major reputable financial or lending institutions with investment grade credit ratings, with the objective of reducing counterparty credit risk.

We had one interest rate swap in place at December 31, 2011 and 2010, which was a €1.0 million ($1.3 million, based on December 31, 2011 exchange rate) notional pay fixed-receive floating swap used to hedge the exposure to variable interest rates for a portion of one of our international credit facilities.  The fair value of our interest rate swap was € 54 thousand ($71 thousand) at December 31, 2011.

In May 2011, we refinanced $150.0 million in Senior Notes as well as $27.0 million in borrowings under our old revolving credit facility with a portion of the proceeds from the Senior Secured Credit Facilities. See “– The Refinancing Transactions; Description of Long-Term Indebtedness” above. Borrowings under each of the Senior Secured Credit Facilities bears interest at a floating rate based on LIBOR or Prime, at our option. At December 31, 2011, we had $196.5 million in outstanding borrowings under these new facilities consisting of $174.8 million in term loans and $21.7 million in revolving loans at a weighted average interest rate of 8.3%.

Our results of operations and cash flows would be affected by changes in the applicable underlying benchmark interest rates due to the impact such changes would have on the interest payable on variable-rate debt outstanding under the Senior Secured Credit Facilities and, to the extent applicable, our interest rate-related derivative instruments. Holding other variables constant, including levels of indebtedness under the Senior Secured Credit Facilities, a 50 basis point increase in interest rates would result in an increase of approximately $1.0 million in annual interest expense.

The hypothetical changes and assumptions may be different from actual changes and events in the future, and the computations do not take into account management’s possible actions if such changes actually occurred over time. Considering these limitations, actual effects on future earnings could differ from those calculated above.

Foreign Currency Exchange Rate Risk

We maintain operations in countries outside of the United States, including Germany, Chile, Thailand and Egypt, some of which use the respective local foreign currency as their functional currency. Each foreign operation may enter into contractual arrangements with customers or vendors that are denominated in currencies other than its respective functional currency. As a result, our results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which we purchase raw material inventory or sell and distribute our products. Exposure to variability in foreign currency exchange rates from these transactions is managed, to the extent possible, through the use of natural hedges which result from purchases and sales occurring in the same foreign currency within a similar period of time, thereby offsetting each other to varying degrees.

In addition, we also execute intercompany lending transactions, and a foreign subsidiary may pay dividends to its respective parent, or ultimately, the United States parent. These transactions are denominated in various foreign currencies which results in exposure to exchange rate risk that could impact our results of operations.

The total foreign currency transaction gains (losses), attributable to non-functional currency purchases and sales, and intercompany loans and dividends was $0.6 million, $1.4 million and $(0.4) million for the years ended December 31, 2011, 2010 and 2009, respectively, representing less than 0.5% of sales and cost of products. Given the relative size of these gains and losses, we do not believe that any reasonable near-term changes in applicable rates would have a material impact on our result of operations.

We did not enter into any foreign currency hedging transactions in the years ended December 31, 2011 and 2010, nor do we anticipate using derivative instruments to manage foreign currency exchange rate risk in the foreseeable future.

In addition to the transaction-related gains or losses that are reflected within the results of operations, we are subject to foreign currency translation risk, as the financial statements for our foreign subsidiaries are measured and recorded in the respective subsidiary’s functional currency and then translated into U.S. Dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded within accumulated other comprehensive income, a component of stockholders’ equity, on the consolidated balance sheet.

Raw Material Supply and Price Risk

Our primary raw materials used in the production of our products are polyethylene resins. As these resins are petroleum-based materials, changes in the price of feedstocks, such as crude oil or natural gas, as well as changes in market supply and demand may cause the cost of these resins to fluctuate significantly. During 2011 and 2010, raw material cost accounted for approximately 81% and 80% of our cost of products, respectively. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect changes in the cost of resins in our products’ selling prices in an efficient manner, passing the increase on to our customers, contributes to the management of our overall supply price risk and its potential impact on our results of operations.

We have not historically entered, nor do we intend to enter, into long-term purchase orders for the delivery of raw materials. Our orders with suppliers are flexible and do not contain minimum purchase volumes or fixed prices. Accordingly, our suppliers may change their selling prices or other relevant terms on a monthly basis, exposing us to pricing risk. Our recent implementation of advanced pricing and forecasting tools, more centralized procurement and additional sources of supply has increased our focus on product margins and resulted in overall lower supply costs.

Holding all other variables constant, a 1.0% increase in resin prices would have increased cost of products by approximately $3.1 million, based on our consolidated 2011 sales volume.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GSE Holding, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of GSE Holding, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSE Holding, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas
March 30, 2012

GSE Holding, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$9,076	$15,184
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,736 and $1,932	80,705	69,661
Other	3,054	5,420
Inventory, net	58,109	53,876
Deferred income taxes	935	1,812
Prepaid expenses and other	5,741	4,942
Income taxes receivable	2,447	540
Total current assets	160,067	151,435
Property, plant and equipment, net of accumulated depreciation and amortization	57,270	57,350
Goodwill	58,895	58,895
Intangible assets, net	2,727	4,121
Deferred income taxes	2,519	2,245
Deferred debt issuance costs	8,387	1,947
Other assets	2,561	314
TOTAL ASSETS	$292,426	$276,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,396	$32,566
Accrued liabilities and other	26,264	24,825
Short-term debt	2,864	4,380
Current portion of long-term debt	2,709	3,317
Income taxes payable	964	144
Deferred income taxes	1,135	242
Total current liabilities	65,332	65,474
Other liabilities	1,124	1,088
Deferred income taxes	1,416	2,347
Long-term debt, net of current portion	192,885	174,632
Total liabilities	260,757	243,541
Commitments and Contingencies
Stockholders’ equity:
Common stock, $.01 par value, 13,397,700 shares authorized, 10,809,987 shares issued and outstanding	108	108
Additional paid-in capital	61,407	61,332
Accumulated deficit	(29,456)	(30,409)
Accumulated other comprehensive income (loss)	(390)	1,735
Total stockholders’ equity	31,669	32,766
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,426	$276,307

The accompanying notes are an integral part of these consolidated financial statements.

GSE Holding, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009

Sales	$464,451	$342,783	$291,199
Cost of products	393,944	298,900	258,037
Gross profit	70,507	43,883	33,162
Selling, general and administrative expenses	44,474	40,078	31,776
Amortization of intangibles	1,379	2,284	2,619
Operating income (loss)	24,654	1,521	(1,233)
Other expenses (income):
Interest expense, net of interest income	20,081	19,454	19,188
Foreign currency transaction (gain) loss	(568)	(1,386)	375
Change in fair value of derivatives	71	59	210
Loss on extinguishment of debt	2,016	–	–
Other income, net	(1,253)	(2,193)	(3,031)
Income (loss) from continuing operations before income taxes	4,307	(14,413)	(17,975)
Income tax (benefit) provision	3,490	(2,069)	(4,537)
Income (loss) from continuing operations	817	(12,344)	(13,438)
Income (loss) from discontinued operations, net of income taxes	136	(4,428)	(2,846)
Net income (loss)	953	(16,772)	(16,284)
Non-controlling interest in consolidated subsidiary	–	25	(51)
Net income (loss) attributable to GSE Holding, Inc.	$953	$(16,747)	$(16,335)
Basic net income (loss) per common share:
Continuing operations	$0.08	$(1.14)	$(1.24)
Discontinued operations	0.01	(0.41)	(0.27)
	$0.09	$(1.55)	$(1.51)
Diluted net income (loss) per common share:
Continuing operations	$0.07	$(1.14)	$(1.24)
Discontinued operations	0.01	(0.41)	(0.27)
	$0.08	$(1.55)	$(1.51)
Basic weighted-average common shares outstanding	10,810	10,810	10,810
Diluted weighted-average common shares outstanding	11,841	10,810	10,810

The accompanying notes are an integral part of these consolidated financial statements.

GSE Holding, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Interest	Total
Balance at December 31, 2008	10,809,987	$108	$61,237	$2,673	$3,887	$1,119	$69,024
Comprehensive income (loss):
Net loss attributable to GSE Holding, Inc.	–	–	–	(16,335)	–	–	(16,335)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	–	140	140
Foreign currency translation adjustment	–	–	–	–	1,750	–	1,750
Total comprehensive loss							(14,445)
Stock-based compensation	–	–	28	–	–	–	28
Balance at December 31, 2009	10,809,987	108	61,265	(13,662)	5,637	1,259	54,607
Comprehensive income (loss):
Net loss attributable to GSE Holding, Inc.	–	–	–	(16,747)	–	–	(16,747)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	–	52	52
Foreign currency translation adjustment	–	–	–	–	(3,902)	–	(3,902)
Total comprehensive loss							(20,597)
Disposition of non-controlling interest in consolidated subsidiaries	–	–	–	–	–	(1,311)	(1,311)
Stock-based compensation	–	–	67	–	–	–	67
Balance at December 31, 2010	10,809,987	108	61,332	(30,409)	1,735	–	32,766
Comprehensive income (loss):
Net income attributable to GSE Holding, Inc.	–	–	–	953	–	–	953
Foreign currency translation adjustment	–	–	–	–	(2,125)	–	(2,125)
Total comprehensive loss							(1,172)
Stock-based compensation	–	–	75	–	–	–	75
Balance at December 31, 2011	10,809,987	$108	$61,407	$(29,456)	$(390)	$–	$31,669

The accompanying notes are an integral part of these consolidated financial statements.

GSE Holding, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$953	$(16,772)	$(16,284)
(Income) loss from discontinued operations	(136)	4,428	2,846
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	11,419	10,416	10,084
Amortization of debt issuance costs	2,025	1,844	1,359
Amortization of intangible assets	1,379	2,284	2,619
Amortization of premium/discount on senior notes	744	(40)	444
Loss on extinguishment of debt	2,016	–	–
Change in fair value of derivatives	71	59	210
Deferred income tax (benefit) provision	683	(1,854)	(6,454)
Loss on sale of assets	4	57	9
Stock-based compensation	75	67	28
Revaluation of non-dollar denominated debt	(815)	345	198
Change in cash from operating assets and liabilities:
Accounts receivable	(16,498)	(24,539)	15,921
Allowance accounts	1,187	(391)	4,439
Inventory	(7,463)	(19,561)	30,441
Prepaid expenses and other	550	(6,837)	430
Accounts payable	(698)	12,827	612
Accrued liabilities	1,834	8,164	991
Income taxes (receivable) payable	(1,243)	2,615	(2,733)
Other assets and liabilities	(210)	347	90
Net cash (used in) provided by operating activities – continuing operations	(4,123)	(26,541)	45,250
Net cash provided by (used in) operating activities – discontinued operations	5,010	(3,219)	4,053
Net cash provided by (used in) operating activities	887	(29,760)	49,303
Cash flows from investing activities:
Purchase of property, plant and equipment	(11,694)	(3,337)	(2,842)
Proceeds from the sale of assets	32	–	145
Net cash used in investing activities – continuing operations	(11,662)	(3,337)	(2,697)
Net cash provided by investing activities – discontinued operations	–	2,284	75
Net cash used in investing activities	(11,662)	(1,053)	(2,622)
Cash flows from financing activities:
Proceeds from lines of credit	86,948	137,865	92,915
Repayments of lines of credit	(90,667)	(109,918)	(125,413)
Proceeds from long-term debt	173,083	–	–
Repayments of long-term debt	(153,172)	(2,256)	(2,256)
Payments for debt issuance costs	(9,179)	–	–
Payments for public offering costs	(2,311)	–	–
Proceeds from termination of interest rate swap	–	–	2,063
Net cash provided by (used in) financing activities – continuing operations	4,702	25,691	(32,691)
Net cash used in financing activities – discontinued operations	(650)	–	–
Net cash provided by (used in) by financing activities	4,052	25,691	(32,691)
Effect of exchange rate changes on cash – continuing operations	611	(228)	(59)
Effect of exchange rate changes on cash – discontinued operations	4	(280)	143
Net increase (decrease) in cash and cash equivalents	(6,108)	(5,630)	14,074
Cash and cash equivalents at beginning of year	15,184	20,814	6,740
Cash and cash equivalents at end of year	$9,076	$15,184	$20,814
Supplemental cash flow disclosure:
Cash paid for interest	$15,626	$16,341	$16,932
Cash paid for income taxes	$2,643	$22	$4,956

The accompanying notes are an integral part of these consolidated financial statements.

GSE Holding, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Organization and Description of Business —

GSE Holding, Inc. (the “Company”), is a Delaware corporation, formed in 2004, originally as GEO Holdings, Corp. Through its wholly-owned subsidiary Gundle/SLT Environmental, Inc. (“Gundle/SLT”), which is a Delaware corporation incorporated in 1986, the Company is a leading global manufacturer and marketer of highly engineered geosynthetic lining products for environmental protection and confinement applications. These lining products are used in a wide range of infrastructure end markets such as mining, waste management, liquid containment (including water infrastructure, agriculture and aquaculture), coal ash containment and shale oil and gas. The Company offers a full range of products, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles, and other specialty products. The Company generates the majority of its sales outside of the United States, including emerging markets in Asia, Latin America, Africa and the Middle East. Its comprehensive product offering and global infrastructure, along with its extensive relationships with customers and end-users, provide it with access to high-growth markets worldwide, visibility into upcoming projects and the flexibility to serve customers regardless of geographic location. The Company believes that its market share, broad product offering, strong customer relationships, diverse end markets and global presence provide it with key competitive advantages in the environmental geosynthetic products industry. The Company manufactures its products at facilities located in the United States, Germany, Thailand, Chile and Egypt.

On May 18, 2004, GEO Sub Corp., a newly formed entity controlled by Code Hennessy & Simmons IV (“CHS IV”), merged with and into Gundle/SLT with Gundle/SLT surviving the Merger (the “Merger”), and each share of Gundle/SLT common stock converted into the right to receive $5.11 in cash, in a transaction valued at approximately $242.1 million. As a result of the Merger, all of the outstanding common stock of Gundle/SLT is owned by the Company which is controlled by CHS IV, an entity controlled by Code Hennessy & Simmons LLC (“CHS”).

2. Summary of Significant Accounting Policies —

Consolidation —

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries for which the Company controls the operating activities. All material intercompany balances and transactions have been eliminated in consolidation.

Prior to the sale of its less than wholly owned subsidiary, the Company reported the earnings attributable to non-controlling interests as an adjustment to net income (loss) to arrive at net income (loss) attributable to GSE Holding, Inc. in the Consolidated Statements of Operations.

Use of Estimates —

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Discontinued Operations —

Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Operating results for businesses that the Company has exited have been reclassified from continuing to discontinued operations for all periods presented.

Stock Split –

On November 22, 2011, the Company’s Board of Directors and shareholders approved a 3.621-for-one stock split. The par value of the common stock was maintained at $0.01 per share. All references to common shares and per share amounts in the accompanying consolidated financial statements have been restated to reflect the stock split on a retroactive basis.

Cash and Cash Equivalents —

The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable —

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing receivables. The allowance is reviewed monthly and the Company establishes reserves for doubtful accounts on a case-by-case basis when it is believed that the required payment of specific amounts owed to the Company is unlikely to occur.

The Company has receivables from customers in various countries. The Company generally does not require collateral or other security to support customer receivables unless credit capacity is not evident. In the case where credit capacity does not exist or cannot be appropriately determined, unsecured exposure security instruments such as upfront cash payments, down payments, credit cards, letters of credit, standby letters of credit, bank guarantees or personal guarantees will be required. In addition, in the U.S. where a customer’s project is state or federally sponsored or owned, a payment or security bond is required by law in most states. If the customers’ financial condition was to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required.

The following provides changes in the Company’s accounts receivable allowances for the years ended December 31, 2009, 2010 and 2011:

(in thousands)
	Balance at the beginning of the year	Charged to expense	Write-offs	Balance at the end of the year
December 31, 2009	$2,760	$1,659	$(764)	$3,655
December 31, 2010	$3,655	$(61)	$(1,662)	$1,932
December 31, 2011	$1,932	$362	$(558)	$1,736

Inventory —

Inventory is stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined by the weighted average cost method, which approximates the first-in, first-out cost method. The Company records provisions, as appropriate, to write-down slow-moving, excess or obsolete inventory to estimated net realizable value. The process for evaluating inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, as well as the quantities and prices at which such inventories will be able to be sold in the normal course of business.

Property, Plant and Equipment —

Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method, based on the estimated useful lives of the respective assets, which generally range from three to 30 years. Depreciation expense continues to be recognized when facilities or equipment are temporarily idled. Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and net proceeds realized thereon. Interest costs incurred in construction of assets are capitalized and depreciated over the useful life of the asset. The Company makes use of judgments and estimates in conjunction with accounting for property, plant and equipment, including amounts to be capitalized, depreciation methods and useful lives.

Cost associated with software developed for internal use are capitalized based on ASC 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post-implementation stages, are expensed as incurred. Cost incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing.

The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stage of internal-use software development projects. The Company reviews any impairment of the capitalized costs on a periodic basis. The Company amortizes such costs over the estimated useful life of the software, which is three years once the software has been placed in service. The Company capitalized software development costs of approximately $5.4 million, $0 and $2.6 million in 2011, 2010, and 2009, respectively. Amortization expense related to capitalized software development costs was approximately $1.4 million, $0.9 million and $0.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Impairment of Long-Lived Assets

Carrying values of property, plant and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Such events or circumstances include, but are not limited to:

Significant declines in an asset’s market price;

•	Significant deterioration in an asset’s physical condition;

•	Significant changes in the nature or extent of an asset’s use or operation;

•	Significant adverse changes in the business climate that could impact an asset’s value, including adverse actions or assessments by regulators;

•	Accumulation of costs significantly in excess of original expectations related to the acquisition or construction of an asset;

•	Current-period operating or cash flow losses combined with a history of such losses or a forecast that demonstrates continuing losses associated with an asset’s use; and

•	Expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If impairment indicators are present, the Company determines whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. The Company estimates the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets, and compares that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. The Company’s estimates are based upon its historical experience, its commercial relationships, market conditions and available external information about future trends. The Company believes its current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates, resulting in the need for an impairment charge in future periods.

Goodwill and Impairment Testing —

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other”, goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. The goodwill impairment analysis is comprised of two steps. The first step requires the comparison of the fair value of the applicable reporting unit to its respective carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company would not be required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill.

If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

For the year ended December 31, 2011, the Company’s annual assessment date is as of October 1. This is a change from previous years during which an annual assessment date of December 1 was used.  The Company believes that an October 1 (the first day of the 4th fiscal quarter) annual testing date is preferable to a December 1 testing date because it allows more time to accurately complete the impairment testing process in order to incorporate the results in the annual financial statements and timely file those statements with the Securities and Exchange Commission (“SEC”) in accordance with its accelerated filing requirements.

With respect to this testing, a reportable segment is a majority owned subsidiary of the Company for which discrete financial information is available and regularly reviewed by management. Future cash flows are typically based upon a five-year future period for the business and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period. The following provides the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2010 and 2011:

(in thousands)
	North America	Europe Africa	Asia Pacific	Latin America	Total
December 31, 2009	$24,903	$26,423	$5,205	$4,439	$60,970
Sale of business	(2,075)	—	—	—	(2,075)
December 31, 2010 and 2011	$22,828	$26,423	$5,205	$4,439	$58,895

Deferred Financing Costs —

Debt issuance costs are capitalized and amortized to interest expense using the effective interest rate method over the period the related debt is anticipated to be outstanding.

Warranty Costs —

The Company’s geosynthetic products are sold and installed with specified limited warranties as to material quality and workmanship that typically extend 5 years, but may extend up to 20 years. The Company accrues a warranty reserve based on estimates for warranty claims. The reserve for these costs, along with other risk-based reserves, is included in the self-insurance reserves (see Notes 9 and 16).

Accumulated Other Comprehensive Income (Loss) —

Other comprehensive income generally represents all changes in stockholders’ equity, except those resulting from investments by or distributions to stockholders. The Company’s accumulated other comprehensive income (loss) includes foreign currency translation adjustments and is included in the Consolidated Balance Sheet and Statement of Stockholders’ Equity.

Revenue and Cost Recognition —

The Company recognizes revenues for products sold directly to customers when products are shipped, title and risk of loss passes to the buyer, the Company has no further obligation to the buyer, and collectability is reasonably assured.

The Company recognizes revenue relating to contracts for the design and installation of geosynthetic containment solutions using the percentage of completion method. The use of this method is based on the Company’s experience and history of being able to prepare reasonably dependable estimates of the cost to complete its projects. Under this method, the Company estimates profit as the difference between the total estimated revenue and total estimated cost of a contract and recognizes that profit over the life of the contract, based on costs incurred to date as a percentage of total estimated costs. The Company routinely reviews estimates related to its contracts, and revisions to profitability are reflected in the quarterly and annual earnings. If a current estimate of total contract cost exceeds the current estimate of total contract revenue, which indicates a loss on a contract, the projected loss is recognized in full at that time. Revenue recognized under the percentage of completion method was $9.9 million, $8.2 million and $7.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cost of sales includes all direct material and labor costs, and indirect costs such as indirect labor, depreciation, insurance, supplies, tools, repairs, and shipping and handling.

Stock-Based Compensation —

All share-based payments to employees, including grants of employee stock options, are measured at their grant date calculated value, and expensed in the Consolidated Statements of Operations over the requisite service period (generally the vesting period) of the grant. The Company uses a calculated value to measure the compensation expense for share-based awards made to employees, as it has determined that it is impracticable to determine the expected volatility of its share price. Instead, the Company uses an industry measure of volatility in calculating this value. The Company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.

Stock-based compensation expense of $75 thousand, $67 thousand and $28 thousand was recognized during the years ended December 31, 2011, 2010 and 2009, respectively, with corresponding increases in “Additional Paid-in Capital.”

Foreign Currency —

Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the year. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date and the resulting translation adjustments are recognized as a separate component of Stockholder’s equity. These translation adjustments are the only component of accumulated other comprehensive income (loss).

Each of the Company’s foreign subsidiaries may enter into contractual arrangements with customers or vendors that are denominated in currencies other than its respective functional currency. As a result, the Company’s results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which it purchases raw material inventory or sells and distributes its products. Gains and losses arising from foreign currency transactions are recognized as incurred.

In connection with contracts performed outside of the United States, the Company routinely bids fixed-price contracts denominated in currencies different than the functional currency of the applicable subsidiary performing the work. The Company recognizes that such bidding practices, in the context of international operations, are subject to the risk of foreign currency fluctuations not present in domestic operations. Gains/losses related to these contracts are included in the Consolidated Statements of Operations.

Income Taxes —

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized and represent the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. They are measured using the enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in assessing the timing and amounts of deductible and taxable items.

The Company evaluates the tax positions for all jurisdictions and for all years where the statute of limitations has not expired and the Company is required to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a tax benefit. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon effective settlement.

Segment Reporting —

The Company’s operating and external reporting segments are based on the geographic regions in which it operates, which is consistent with the basis on which the Company internally reports and how its management evaluates such operations in order to make operating decisions. The Company’s reportable segments are:  North America, Europe Africa, Asia Pacific, Latin America and Middle East.

3.  Recent Accounting Pronouncements —

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment, to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. As the amendments only impact the process of assessing goodwill for impairment, and not the recognition or measurement of an impairment charge, the adoption of these amendments is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income: Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing event or circumstance-driven guidance related to goodwill impairment testing between annual tests. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which clarifies certain existing disclosure requirements in ASC 820, Fair Value Measurements and Disclosures, as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity. ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company did not make a significant transfer between each level as of December 31, 2011 or 2010. As such, the Company does not believe this ASU will have any material impact on its results of operations, financial position or cash flows.

4. Discontinued operations –

GSE Lining Technology Limited U.K. –

During the fourth quarter of 2009, the Company conducted a detailed productivity and efficiency review and assessment of all of its manufacturing facilities worldwide and adopted restructuring and productivity improvement programs across the entire Company. As part of these programs, the Company decided to close GSE Lining Technology Limited (“GSE UK”), its manufacturing facility located in the United Kingdom before the end of 2010. The decision to close GSE UK was made as the assessment determined the GSE UK facility was significantly less efficient than the Company’s other facilities worldwide. The manufacturing facility ceased operations during 2010. The Company has recorded after tax losses of approximately $0.1 million, $1.3 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The after tax loss during the year ended December 31, 2010 included the impairment of long-lived assets of approximately $0.8 million and the after tax loss during the year ended December 31, 2009 included the impairment of goodwill of approximately $3.0 million.

Summarized financial information for the Company’s discontinued GSE UK operations is shown below:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operations
Sales	$–	$11,770	$13,729
Cost of products	131	10,768	11,517
Gross profit	(131)	1,002	2,212
Selling, general and administrative expenses	134	2,105	1,255
Amortization of intangibles	–	148	188
Impairment of long-lived assets	–	799	2,969
Foreign currency transaction (gain) loss	(159)	(73)	131
Other income	(29)	(7)	–
Income tax provision (benefit)	3	(667)	205
Loss from discontinued operations	$(80)	$(1,303)	$(2,536)

	December 31,
	2011	2010
	(in thousands)
Assets
Cash	$954	$2,893
Accounts receivable	51	3,276
Inventory	–	2,248
Income taxes receivable	314	399
Prepaid and other current assets	–	25
Property, plant and equipment, net of accumulated depreciation	295	309
Customer lists and other intangible assets, net	–	289
Assets of discontinued operations	$1,614	$9,439
Liabilities
Accounts payable and accrued liabilities	$66	$483
Deferred income taxes	–	83
Liabilities of discontinued operations	$66	$566

United States Installation Business –

During the fourth quarter of 2009, the Company conducted a detailed review of the profitability and viability of its United States installation business and decided to exit this business during 2010. The Company sold the United States installation business effective June 30, 2010, for approximately $2.3 million in cash resulting in a gain on sale of assets of approximately $1.6 million.

The Company recorded an after-tax loss of approximately $0.1 million for the year ended December 31, 2011 and after tax income of approximately $0.7 million and $0.2 million during the years ended December 31, 2010 and 2009, respectively.

Summarized financial information for the Company’s discontinued U.S. Installation operations is shown below:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operations
Sales	$–	$8,439	$12,012
Cost of products	–	6,415	10,617
Gross profit	–	2,024	1,395
Selling, general and administrative expenses	–	2,447	1,090
Loss (gain) on sale of assets and other	137	(1,601)	(75)
Income tax provision	–	459	148
(Loss) income from discontinued operations	$(137)	$719	$232

	December 31,
	2011	2010
	(in thousands)
Assets
Accounts receivable	$36	$325
Deferred tax asset	–	37
Assets of discontinued operations	$36	$362
Liabilities
Accounts payable and accrued liabilities	$–	$95
Liabilities of discontinued operations	$–	$95

GSE Bentoliner (Canada), Inc. –

The Company sold its 75.5% interest in GSE Bentoliner (Canada), Inc. (“Bentoliner”) to the minority stockholders of Bentoliner, for cash and other considerations on April 16, 2010, effective March 31, 2010, resulting in a loss on sale of approximately $3.0 million. The loss on sale included the write off of approximately $2.1 million of goodwill. The Company recorded an after tax loss of $3.8 million and after tax income of $0.3 million during the years ended December 31, 2010 and 2009, respectively.

Summarized financial information for the Company’s discontinued Bentoliner operations is shown below:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operations
Sales	$–	$526	$4,092
Cost of products	–	752	4,090
Gross (loss) profit	–	(226)	2
Selling, general and administrative expenses	–	18	66
Foreign currency transaction (gain) loss	–	(43)	(398)
Non-controlling interest in consolidated subsidiary	–	(27)	89
Loss on sale of assets	–	3,012	–
Other income	–	(9)	(35)
Income tax provision (benefit)	–	667	10
(Loss) income from discontinued operations	$–	$(3,844)	$270

GSE GeoSport Surfaces –

In March 2008, the Company reviewed its strategic long-term opportunities and decided to exit the synthetic turf business which operated as GSE GeoSport Surfaces (“GeoSport”). The Company made the decision to exit the synthetic turf business as overall market conditions and other factors did not permit the Company to earn an acceptable return. The Company completed the exit from the synthetic turf business as of December 31, 2008. There were no revenues or expenses recorded during the years ended December 31, 2011 and 2010. During the year ended December 31, 2011 there was after tax income of $0.4 million recognized related to the forgiveness of debt. The Company recorded an after tax loss of $0.8 million during the year ended December 31, 2009. The after tax loss during the year ended December 31, 2009 included the recognition of warranty claims of approximately $1.3 million relating to projects that were completed prior to the exit from the synthetic turf business.

Summarized financial information for the Company’s discontinued GeoSport operations is shown below:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operations
Total sales	$–	$–	$–
Cost of products	–	–	1,250
Gross loss	–	–	(1,250)
Interest expense	12	–	–
Other income	(365)	–	–
Income tax benefit	–	–	(438)
Income (loss) from discontinued operations	$353	$–	$(812)

	December 31,
	2011	2010
	(in thousands)
Assets
Property, plant and equipment, net of accumulated depreciation	$–	$–
Customer lists and other intangible assets, net	–	–
Assets of discontinued operations	$–	$–
Liabilities
Accounts payable and accrued liabilities	$938	$988
Long-term debt	–	900
Liabilities of discontinued operations	$938	$1,888

Other Actions –

An important element of the restructuring and productivity improvement programs across the entire Company was headcount reductions. During January 2010, the Company reduced its headcount by approximately 10% and later in 2010, there were additional headcount reductions in connection with the disposal of the United States Installation Business. As a result of these 2010 headcount reductions, the Company recognized and paid $2.6 million in severance-related costs, of which $1.5 million directly pertained to businesses reported within Discontinued Operations. The Company will continue to seek and implement cost saving measures on an ongoing basis.

During the fourth quarter of 2009, the Company engaged an independent consulting firm which specializes in private equity portfolio company performance improvement. During the engagement, personnel from the consulting firm functioned in several interim management roles for the Company, including but not limited to Chief Financial Officer (CFO) and Vice President of Operations, and were an integral part of the detailed productivity and efficiency review and assessment of the Company’s operations.

Summarized retainer and success fee expenses are shown below:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Retainer Fee:
SG&A	$1,318	$2,591	$1,379
DISCO	–	428	–
Total	$1,318	$3,019	$1,379
Success Fee:
SG&A	$–	$5,668	$–
DISCO	–	1,907	–
Total	$–	$7,575	$–

5. Net Income (Loss) per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of employee stock options is reflected in diluted net income (loss) per share by applying the treasury stock method.

The Company recorded a net loss for the years ended December 31, 2010 and 2009. Potential common shares are anti-dilutive in periods which the Company records a net loss because they would reduce the respective period’s net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share. As a result, net diluted loss per share was equal to basic net loss per share in the years ended December 31, 2010 and 2009. There were approximately 459,000 and 512,000 stock options outstanding, at December 31, 2010 and 2009, respectively, of which 333,600 had exercise prices lower than the average price of Company common shares as of each of those dates. These in-the-money options would have been included in the calculation of diluted earnings per share had the Company not reported a net loss in each of the respective years.

The basic and diluted net income (loss) per share calculations are presented below (in thousands, except for per share amounts):

	For the year ended December 31,
	2011	2010	2009
Net income (loss) attributable to Company common stockholders:
From continuing operations	$817	$(12,319)	$(13,489)
From discontinued operation	136	(4,428)	(2,846)
	$953	$(16,747)	$(16,335)
Common share information:
Weighted-average common shares outstanding – basic	10,810	10,810	10,810
Dilutive effect of employee stock options	1,031	–	–
Weighted-average common shares outstanding – dilutive	11,841	10,810	10,810
Basic net income (loss) per share:
Continuing operations	$0.08	$(1.14)	$(1.24)
Discontinued operations	0.01	(0.41)	(0.27)
	$0.09	$(1.55)	$(1.51)
Diluted net income (loss) per share:
Continuing operations	$0.07	$(1.14)	$(1.24)
Discontinued operations	0.01	(0.41)	(0.27)
	$0.08	$(1.55)	$(1.51)

6. Inventory –

Inventory consisted of the following at December 31:

	2011	2010
	(in thousands)
Raw materials	$24,479	$24,350
Finished goods	31,732	28,231
Supplies	4,996	3,752
Obsolescence and slow moving allowance	(3,098)	(2,457)
	$58,109	$53,876

7. Property, Plant and Equipment –

Property, plant and equipment consisted of the following at December 31:

	Useful lives years	2011	2010
		(in thousands)
Land		$4,820	$4,911
Buildings and improvements	7-30	24,022	23,992
Machinery and equipment	3-10	97,524	92,161
Software	3	8,025	2,628
Furniture and fixtures	3-5	720	975
		135,111	124,667
Less – accumulated depreciation and amortization		(77,841)	(67,317)
		$57,270	$57,350

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $11.4 million, $10.4 million and $10.1 million, respectively.

8. Intangible Assets, net –

Customer lists and other intangible assets consisted of the following at December 31:

	Useful lives years	2011	2010
		(in thousands)
Customer lists	5-10	$25,307	$25,629
Software	3	1,500	1,500
Non-compete agreements	5-10	2,469	2,638
Other	1	363	468
		29,639	30,235
Less accumulated amortization		(26,912)	(26,114)
Intangible assets, net		$2,727	$4,121

Amortization expense for intangible assets during the years ended December 31, 2011, 2010 and 2009 was approximately $1.4 million, $2.3 million and $2.6 million, respectively.

Remaining amortization expense is expected to be recognized as follows:

Year Ending December 31,	Customer Lists	Non-compete Agreements	Total
	(in thousands)
2012	$1,091	$99	$1,190
2013	1,085	–	1,085
2014	452	–	452
	$2,628	$99	$2,727

9. Accrued Liabilities and Other –

Accrued liabilities and other consisted of the following as of December 31:

	2011	2010
	(in thousands)
Customer prepayments	$167	$4,493
Accrued operating expenses	6,043	4,472
Self-insurance reserves	3,167	3,839
Compensation and benefits	6,096	5,043
Accrued interest	4,026	2,319
Taxes, other than income	2,025	1,735
Other accrued liabilities	4,740	2,924
	$26,264	$24,825

10. Long-Term Debt –

Long-term debt consisted of the following at December 31:

	2011	2010
	(in thousands)
First Lien Credit Facility	$155,982	$–
Second Lien Term Loan, including payment in kind (“PIK”) interest	40,488	–
11% Senior Notes due May 2012	–	150,000
Revolving Credit Facility, floating interest rate	–	24,101
Term Loan – seller note with annual installments – $900,000 commencing October 2007, 5.13%	–	900
Term Loan – seller note with annual installments – $900,000 commencing January 2007, 5% for two years and floating thereafter	–	900
Term Loan – German bank secured by equipment, 5.15%, maturing March 2014	702	–
Term Loan – Thailand bank secured by equipment, monthly installments of $113,000, 6.75% variable through May 2013	1,097	2,670
	198,269	178,571
Less – current maturities	(2,709)	(3,317)
Unamortized discounts on first lien and second lien loans	(2,675)	–
Unamortized loss on interest rate swap and premium on senior notes	–	(622)
	$192,885	$174,632

The following summarizes the maturities of the Company’s long-term debt outstanding as of December 31, 2011, excluding the unamortized premium on the senior notes which will not result in cash payments (in thousands).

Year Ending December 31,	Amount
(in thousands)
2012	$2,709
2013	1,709
2014	1,432
2015	1,350
2016	191,069
$198,269

First Lien Credit Facility –

On May 27, 2011, the Company entered into a five-year, $160.0 million first lien senior secured credit facility consisting of $135.0 million of term loan commitments, or the “First Lien Term Loan”, and $25.0 million of revolving loan commitments, or the “Revolving Credit Facility”, which is collectively referred to as the “First Lien Credit Facility”.  The First Lien Credit Facility is secured by the Company’s domestic assets and stock in foreign On October 18, 2011, the Revolving Credit Facility was amended to increase the aggregate revolving loan commitments from $25.0 million to $35.0 million.  The First Lien Credit Facility will mature in May 2016. Any borrowings under the First Lien Credit Facility will incur interest expense that is variable in relation to the LIBOR (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, the Company is required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit. As of December 31, 2011, there was $156.0 million outstanding under the First Lien Credit Facility consisting of $134.3 million in term loans and $21.7 million in revolving loans, and the interest rate on such loans was 7.0%. The Company had $11.0 million of capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

Second Lien Term Loan –

On May 27, 2011, the Company also entered into a 5.5 year, $40.0 million second lien senior secured credit facility consisting of $40.0 million of term loan commitments, or the “Second Lien Term Loan” which is collectively referred to with the First Lien Credit Facility as the “Senior Secured Credit Facilities”. The Second Lien Term Loan will mature in November 2016. All borrowings under the Second Lien Term Loan will incur interest expense that is variable in relation to the LIBOR (and/or Prime) rate. Additionally, the term loan accrues PIK interest of 2% per annum. As of December 31, 2011, there was $40.5 million, including PIK interest, outstanding under the Second Lien Term Loan and the interest rate on the Second Lien Term Loan was 13.0%, including 2% PIK interest.

Guarantees; Security.  The obligations under the Senior Secured Credit Facilities are guaranteed on a senior secured basis by the Company and each of its existing and future wholly owned domestic subsidiaries, other than GSE International, Inc. and any other excluded subsidiaries. The obligations under the First Lien Credit Facility are secured by a first priority perfected security interest in substantially all of the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances under the First Lien Credit Facility. The obligations under the Second Lien Term Loan are also secured by liens on substantially all of the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances; provided, however, that the liens granted under the Second Lien Term Loan are contractually subordinated to the liens that secure the First Lien Credit Facility.

Restrictive Covenants.  The Senior Secured Credit Facilities contain various restrictive covenants that include, among other things, restrictions or limitations on the Company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business the Company conducts. However, all of these covenants are subject to exceptions. For the year ended December 31, 2011, the Company was subject to a Total Leverage Ratio not to exceed 6.15:1.00, an Interest Coverage Ratio of not less than 1.80:1.00 and a maximum Capital Expenditure Limitation of $17.5 million.  These ratios become progressively more restrictive over the term of the loans.  For all periods presented, the Company was in compliance with all financial debt covenants under the existing agreements.

Senior Notes and Revolving Credit Facility –

On May 27, 2011, the Company refinanced its $150.0 million 11% senior notes, as well as $27.0 million in borrowings under the old revolving credit facility with a portion of the net proceeds from the First Lien Credit Facility and Second Lien Term Loan, together with cash on hand. In connection with this refinancing, the Company recorded a $2.0 million loss from extinguishment of debt, primarily related to the write-off of unamortized debt issuance costs.

Non-Dollar Denominated Term Loans –

In April 2011, the Company entered into a EUR 0.7 million ($1.0 million) term loan with a German bank, bearing interest at 5.15% which is secured by equipment. The loan requires monthly payments of principal and interest totaling EUR 21 thousand ($27 thousand) beginning April 2011 and maturing in March 2014. The term loan has a balance outstanding on December 31, 2011 of EUR 0.5 million ($0.7 million).

The Company has a BAHT 225.7 million ($7.1 million) term loan with a Thailand bank, bearing interest at the bank’s Minimum Lending Rate (“MLR”) less 1.00% for the first two years and MLR less 0.50%, thereafter, and is secured by equipment, building and lease rights of the property where the equipment and building are located. The bank’s MLR was 7.25% at December 31, 2011. The promissory note required monthly payments of interest only for the first six months beginning in October 2007 with monthly payments of BAHT 1.4 million ($44 thousand) plus interest beginning April 2008, increasing to BAHT 3.5 million ($0.1 million) in July 2008, and finally increasing to BAHT 3.8 million ($0.1 million) beginning in December 2008 and maturing in May 2013. The term loan had a balance outstanding on December 31, 2011 of BAHT 34.7 million ($1.1 million).

Other Term Loans –

In conjunction with the acquisition of SL Limitada in 2005, the Company entered into a five year installment obligation with the Seller of SL Limitada for $4.5 million, secured by a share pledge agreement for 30% of the equity of GSE Lining Technology Chile, S.A., an indirect wholly owned subsidiary of the Company. The installment obligation bore interest at 5% for the first two years, converting to a variable rate based on LIBOR for the remaining term. Payments were in five annual principal and interest amounts beginning on January 1, 2007. The installment obligation had a balance outstanding on December 31, 2010 of $0.9 million, which was paid in January 2011.

In connection with the ProGreen acquisition in 2006, the Company entered into a three-year unsecured promissory note in the original principal amount of $2.7 million. The note bore interest at the rate of 5.13% per annum and was payable in three equal annual principal payments of $0.9 million plus accrued interest commencing October 13, 2007. The note had a balance outstanding of $0.9 million on December 31, 2010 due to the Company electing to not make the final payment due on October 13, 2009, as the Company was in dispute with the former owners of ProGreen in regards to the $1.3 million warranty claims discussed in Note (3).  ProGreen (“the Plaintiff”) filed a lawsuit in the Unites States District Court for the Southern District of Texas to recover the $0.9 million outstanding balance plus interest and attorneys’ fees from the Company. In March 2011, the Company and the Plaintiff reached a settlement. In connection with this resolution, the Company made payments totaling $0.7 million in full settlement of the $0.9 million principal balance owed to the Plaintiff, with the residual difference recorded within other income, net.

Non-Dollar Denominated Credit Facilities –

As of December 31, 2011, the Company had five local international credit facilities. It had credit facilities with two German banks in the amount of EUR 6.4 million ($8.3 million). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of December 31, 2011, the Company had EUR 3.2 million ($4.2 million) available under these credit facilities with EUR 1.4 million ($1.8 million) of bank guarantees outstanding, and with EUR 1.8 ($2.3 million) outstanding under the line of credit.

The Company has two credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.5 million). These credit facilities bear interest at various market rates and are primarily for cash management purposes. The Company had EGP 8.9 million ($1.5 million) available under these credit facilities with EGP 2.7 million ($0.4 million) of bank guarantees outstanding with EGP 3.4 million ($0.6 million) outstanding under the line of credit as of December 31, 2011.

 On March 6, 2009, the Company entered into a BAHT 50.0 million ($1.6 million) revolving credit facility with Export-Import Bank of Thailand (“EXIM”) and has a termination date at the discretion of EXIM or the Company. This revolving credit facility bears interest at EXIM prime rate less 0.75% for BAHT borrowings and at London Interbank Offer Rates (LIBOR) plus 3.5% for U.S. dollar borrowings. Repayments of principal are required within 90 days from the date of each draw down borrowing and interest is payable once a month on the last day of the month. The credit facility is secured by a BAHT 45.1 million ($1.4 million) mortgage on land, building and equipment. The Company had BAHT 30.1 million ($1.0 million) available under these credit facilities with BAHT 19.9 million ($0.6 million) of letters of credit outstanding with no amounts outstanding under the line of credit as of December 31, 2011.

11. Fair Value of Financial Instruments –

The Company complied with FASB ASC Topic 820, “Fair Value Measurements”, for assets and liabilities measured at fair value on a recurring basis. FASB ASC Topic 820 establishes a common definition for fair value to be applied to existing GAAP that requires the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, FASB ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The three levels of inputs used are as follows:

Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

In July 2010, the Company entered into a EUR 1.0 million ($1.3 million) interest rate swap in connection with the German revolving credit facility. The swap has an interest rate of 3.03% and expires in July 2015. Due to the mark-to-market change in value of the interest rate swaps, the Company recorded approximately $0.1 million for the year ended December 31, 2011, as a change in fair value of derivatives in the Consolidated Statement of Operations. At December 31, 2011, the fair value of the EUR 1.0 million interest rate swap was a liability of approximately EUR 54 thousand ($71 thousand), based on Level 2 inputs.

The Company’s other financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. In addition, the carrying values of the Company’s floating-rate debt instruments are deemed to approximate their respective fair values as they carry interest rates that adjust with underlying market rates. The Company had $150.0 million of fixed-rate debt instruments as of December 31, 2010, with a fair value of approximately $142.2 million. The fair value of long-term debt was estimated based on quoted market prices for these or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

No interest was capitalized in the consolidated financial statements for any period presented.

12. Stock Options –

GEO Holdings Corp. 2004 Stock Option Plan

The GEO Holdings Corp. (“GEO Holdings”) 2004 Stock Option Plan (the “GEO Holdings Option Plan”) became effective upon the consummation of the CHS Merger. Under the GEO Holdings Option Plan, the board of directors of GEO Holdings (or a committee thereof) may from time to time grant options to purchase common stock of GEO Holdings representing up to 2,276,703 (544,743 not issued as of December 31, 2011) shares of GEO Holdings’ common stock on a fully-diluted basis immediately following the consummation of the Merger to executives or other key employees or directors of GEO Holdings and its subsidiaries. Both “nonqualified” stock options and “incentive” stock options may be granted under the GEO Holdings Option Plan with terms to be determined by the board of directors (or a committee thereof). The 1,207,965 options to purchase GEO Holdings common stock received by certain of the Company’s executives in exchange for options to purchase GSE common stock on the closing date of the Merger pursuant to executive securities agreements, which represented approximately 10% of GEO Holdings’ common stock on a fully-diluted basis immediately following the completion of the Merger, were issued under the GEO Holdings Option Plan. The weighted average exercise price of the exchanged options is $1.01 per share.

These exchanged options are exercisable at any time and expire ten years from the date of grant, unless the holder is terminated for cause, as defined in the GEO Holdings Option Plan. In connection with a termination for cause, the Company or CHS IV has (1) the obligation to repurchase such options for the original cost, which is $5.11 less the original predecessor option’s exercise price (which averages $1.01), and (2) the right, but not the obligation, to purchase any outstanding common stock held as a result of exercising such options for the lesser of fair market value or original cost. Should the holder separate from the Company for any reason other than cause, the Company or CHS IV would have the right but not the obligation to purchase any of the outstanding exchanged options or common stock held as a result of exercising such options for the greater of fair market value or original cost.

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in January 2011, October 2010 and March 2009, respectively.

	2011	2010	2009
Risk Free Interest Rate	1.0%	0.51%	1.14%
Expected Life	3 years	3 years	3 years
Expected Volatility	22.25%	24.56%	18.71%
Expected Dividend Yield	0%	0%	0%
Weighted-average calculated value per option	$0.65	$0.69	$1.04

The expected life of the options granted is based on the Company’s best estimates and expectations related to the exercising of the options issued. There was no impact from estimated forfeitures on the compensation expense attributed to the awarded options.

Since GSE Holding, Inc. was a privately held company until February 2012, it had no stock trading history to estimate volatility. The Company chose to use the volatility of the Dow Jones Building and Material Index fund. This index includes public companies that the Company believes have the most similarity to the Company’s business. The Company calculated volatility from the historical closing price of this index.

The following table summarizes stock option activity for GSE Holding, Inc. as of December 31, 2011 and for the three years ended:

	Shares	Range of Exercise Price		Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2008	1,987,798	$0.64	$6.35	$3.03
Forfeited options	(242,404)	$5.90	$6.35	$6.14
Options granted	108,630	$6.15		$6.15
Outstanding and exercisable at December 31, 2009	1,854,024	$0.64	$6.35	$2.63
Forfeited options	(234,858)	$5.90	$6.35	$6.15
Forfeited options reissued	43,452	$6.15		$6.15
Outstanding and exercisable at December 31, 2010	1,662,618	$0.64	$6.35	$2.42
Forfeited options	(39,288)	$5.90	$6.35	$6.19
Forfeited options reissued	108,630	$5.11		$5.11
Outstanding and exercisable at December 31, 2011	1,731,960	$0.64	$6.35	$2.50

All outstanding stock options are held by employees and former employees of the Company and have an expiration date of 10 years from the date of grant. At December 31, 2011, the average remaining contractual life of options outstanding and exercisable was 3.5 years.  There was no unrecognized compensation expense as of December 31, 2011.

As of December 31, 2011, the intrinsic value of options outstanding and exercisable was $5.4 million. The intrinsic value of a stock option is the difference between the estimated fair value of the underlying common stock and the exercise price of the option. The Company estimated the underlying value of the stock using a discounted cash flow model of future anticipated cash flows discounted back to current time and adjusted for illiquidity of the stock.

13. Income Taxes –

Domestic and foreign income (loss) from continuing operations before income taxes were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$(5,488)	$(19,440)	$(13,741)
Foreign	9,795	5,027	(4,234)
Total	$4,307	$(14,413)	$(17,975)

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current expense (benefit):
U.S.
Federal	$0	$(2,346)	$1,121
State	65	137	422
Total U.S.	65	(2,209)	1,543
Foreign	2,861	1,834	967
Total current	2,926	(375)	2,510
Deferred expense (benefit):
U.S.
Federal	0	(1,240)	(4,617)
State	0	5	(497)
Total U.S.	0	(1,235)	(5,114)
Foreign	564	(459)	(1,933)
Total deferred	564	(1,694)	(7,047)
Total (benefit) provision for income taxes	$3,490	$(2,069)	$(4,537)

Reconciliation between the (benefit) provision for income taxes from continuing operations and income taxes computed by applying the statutory rate of 35% is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax (benefit) provision at statutory rate	$1,507	$(5,045)	$(6,291)
Add (deduct)
Meals and entertainment disallowance	36	34	34
Dividends	670	966	605
Change in valuation allowance	1,779	2,124	874
Taxable differential for foreign subsidiaries	(492)	(528)	310
State income tax, net of federal benefit	42	(10)	(60)
Other, net	(52)	390	(9)
	$3,490	$(2,069)	$(4,537)

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were:

	2011	2010
	(in thousands)
Deferred tax assets:
Accrued expenses	$5,099	$4,624
Foreign tax credit	15,125	12,816
Net operating loss carryforward	7,366	8,845
AMT carryforward	629	712
Capital loss carryforward	0	656
Valuation allowance	(19,183)	(17,209)
	9,036	10,444
Deferred tax liabilities:
Excess book basis over tax basis for property, plant and equipment and intangible assets	(6,291)	(8,733)
Other	(1,842)	(243)
	(8,133)	(8,976)
Total deferred tax asset	$903	$1,468

At December 31, 2011, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $15.9 million which will begin to expire, if unused, in 2023 and $7.8 million of foreign net operating loss carryforwards, which do not expire. The Company also has foreign tax credit carryfowards for U.S. federal income tax purposes of $15.1 million which will begin to expire, if unused, in 2012. In addition, the Company has an alternative minimum tax credit carryforward of $0.6 million, which does not expire.

Deferred tax assets are recorded on net operating losses, tax credit carryforwards and temporary differences in the book and tax bases of assets and liabilities expected to produce tax deductions in future periods. The realization of these assets depends on the recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences or carryforwards are deductible. In assessing the need for a valuation allowance on our deferred tax assets, we consider whether it is more likely than not that some portion or all of them will not be realized. The valuation allowance recorded was based on management’s best estimate that it is more likely than not that a portion of the federal and state net operating loss carryforwards and foreign tax credits will not be realized. At December 31, 2011, the valuation allowance on foreign tax credits and federal, foreign and state net operating losses was $19.2 million.

Undistributed retained earnings of the Company’s foreign subsidiaries amounted to approximately $37.7 million at December 31, 2011. Provision for U.S. federal and state income taxes has not been provided for earnings considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax asset/liability, if any, for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable.

The following table shows the change in the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2011	2010
Balance at January 1,
Additions based on tax positions taken in current year	$-		$-
Additions based on tax positions of prior years	830		-
Reductions due to settlements with taxing authorities	-		-
Reductions due to lapse of statutes of limitation	-		-

Balance at December 31,	$830	$

As of December 31, 2011, $0.8 million of unrecognized tax benefits would affect the Company’s income tax expense and effective income tax rate if recognized in future periods. It is reasonably possible that the total amount of unrecognized tax benefits could change in the next 12 months.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. During 2011, the Company recognized $0.2 million in interest and penalties related to the unrecognized tax benefits noted above. The Company had $0.2 million accrued for the payment of interest and penalties as of December 31, 2011.

The Company is subject to income tax in U.S. federal, state and foreign jurisdictions. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by tax authorities in years prior to 2004.

14. Employee Benefit Plans –

The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company matches a portion of the employees’ contributions. The Company contributed approximately $0.4 million, $0.3 million and $0.5 million to the plan during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has a pension plan in the Europe Africa region covering 4 former employees who are currently receiving pension benefits. The accrued pension benefit obligations as of December 31, 2011 were approximately $1.1 million and these obligations are included as a component of other long-term liabilities. This pension plan was terminated in 1995 and no other employees are or will be eligible to receive pension benefits.

The Company has obligations in respect of severance payments to its employees in the Asia Pacific region upon retirement under labor law. The Company treats these severance payment obligations as a defined benefit plan and, as of December 31, 2011, the accrued benefit was approximately $0.3 million and is included as a component of accrued liabilities.

15. Concentration of Credit and Other Risks –

Accounts receivable, as financial instruments, could potentially subject the Company to concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and may require customers to provide letters of credit to guarantee payments. During the years ended December 31, 2011, 2010 and 2009, no single customer accounted for 10% or more of sales.

The Company currently purchases its raw material, mainly polyethylene resins from at least two suppliers at each location. Polyethylene resins are occasionally in short supply and are subject to substantial price fluctuation in response to market demand. The Company has not encountered any significant prolonged difficulty to date in obtaining raw materials in sufficient quantities to support its operations at current or expected near-term future levels. However, any disruption in raw material supply or abrupt increases in raw material prices could have an adverse effect upon the Company’s operations.

16. Commitments and Contingencies –

Product Warranties and Insurance Coverage –

The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company’s employees. The Company accrues a warranty reserve based on estimates for warranty claims. This estimate is based on historical claims history and current business activities and is accrued as a cost of sales in the period such business activity occurs. As previously discussed in Note (4), the warranty reserve accrual was increased approximately $1.3 million during the fiscal year ended 2009 relating to warranty claims arising from projects that were completed prior to the exit from the synthetic turf business. The table below reflects a summary of activity of the Company’s operations for warranty obligations through December 31, 2011 (in thousands):

Balance at December 31, 2008	$1,756
Obligation accrued	2,065
Obligations adjusted	20
Obligations paid	(467)
Balance at December 31, 2009	3,374
Obligation accrued	257
Obligations adjusted	(61)
Obligations paid	(768)
Balance at December 31, 2010	2,802
Obligation accrued	192
Obligations adjusted	(82)
Obligations paid	(687)
Balance at December 31, 2011	$2,225

Although the Company is not exposed to the type of potential liability that might arise from being in the business of handling, transporting or storing hazardous waste or materials, the Company could be susceptible to liability for environmental damage or personal injury resulting from defects in the Company’s products or negligence by Company employees in the installation of its lining systems. Such liability could be substantial because of the potential that hazardous or other waste materials might leak out of their containment system into the environment. The Company maintains liability insurance, which includes contractor’s pollution liability coverage in amounts which it believes to be prudent. However, there is no assurance that this coverage will remain available to the Company. While the Company’s claims experience to date may not be a meaningful measure of its potential exposure for product liability, the Company has experienced no material losses from defects in products and installations.

Bonding – Bank Guarantees –

The Company, in some direct sales and raw material acquisition situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date the Company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts. As of December 31, 2011, the Company had $5.3 million of bonds outstanding and $6.2 million of guarantees issued under its bank lines.

Litigation and Claims –

The Company is a party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning the Company’s entire business. We believe it is not reasonably possible that resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Operating Leases –

The Company leases certain equipment through operating lease arrangements of varying terms. The following is a schedule of future minimum lease payments for operating leases as of December 31, 2011 (in thousands):

Year ending December 31,
2012	$507
2013	292
2014	227
2015	124
2016	71
Thereafter	781
$2,002

Annual rent expense under the terms of non-cancelable operating leases was less than 1% of consolidated sales during the years ended December 31, 2011, 2010 and 2009.

17. Related Party Transaction –

Management Agreement with CHS Management IV LP

In connection with the Merger in 2004, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (“CHS Management”) a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV. Pursuant to the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to the Company. In consideration of those services, the Company pays fees to CHS Management in an aggregate annual amount of $2.0 million payable in equal monthly installments. The Company also agreed to reimburse CHS Management for its reasonable travel and other out-of-pocket expenses. The Company also provides customary indemnification to CHS Management. In connection with the structuring and implementation of the Merger and related financing transactions, GEO Holdings paid CHS management fees in the aggregate amount of $5.0 million at the completion of the Merger. Under the Management Agreement, GEO Holdings will pay CHS Management a fee equal to 5% of any additional proceeds of GEO Holdings’ capital stock purchased from time to time by CHS Management or its affiliates. The management fee is subordinated to the prior payment in full of principal, interest and premium due and owing under its credit facility and the indenture governing the senior notes, but the Company may pay the management fee at all times except during certain events of default under its credit facility or under the indenture governing the senior notes. In the event any portion of the management fee is not so paid, such amount will accrue and become due and payable in the next month when payment is permitted. Under this agreement, the Company paid and expensed $2.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. The amounts paid to CHS are included in selling, general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2011 and 2010, there were no amounts payable to CHS under this agreement.

Compensatory Arrangements of Certain Officers

The Company’s former President and Chief Executive Officer (“CEO”) passed away unexpectedly on August 5, 2009. Under the terms of the CEO’s employment contract and the Company’s benefit plans, the CEO’s estate is to be paid approximately $1.0 million, in equal semi-monthly payments of approximately $28 thousand over an eighteen month period, beginning in September 2009. Accordingly, the Company recorded approximately $1.0 million of expense during the year ended December 31, 2009 as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2010, there is approximately $0.1 million to be paid to the former CEO’s estate and is recorded as a liability in accrued liabilities and other.  There are no amounts payable as of December 31, 2011.

18. Segment Information –

The Company’s operating and external reporting segments are based on geographic regions, which is consistent with the basis of how management internally reports and evaluates financial information used to make operating decisions. The Company’s reportable segments are North America, Europe Africa, Asia Pacific, Latin America and Middle East.

Management evaluates performance and allocates resources based on sales and gross margin. The accounting policies of the reportable segments are the same as those described in Note 2 – Summary of Significant Accounting Policies.

In 2010, the Company sold its 75.5% interest in GSE Bentoliner (Canada) to the minority stockholders. Additionally, it closed GSE Lining Technology Limited in the UK and sold its US installation business. In 2008, the Company sold GSE GeoSport Surfaces, its synthetic turf business. As described in Note 4 – Discontinued Operations, the Company excluded the results of these components of its business from results from continuing operations. The results from those components are also excluded from the segment information presented below, as management believes results from continuing operations provides a better view of the Company. Prior to selling or discontinuing these operations, GSE Bentoliner, US Installation and GSE GeoSport were part of the North America segment. GSE Lining Technology Limited was part of the Europe Africa segment.

The following tables present information about the results from continuing operations and assets of the Company’s reportable segments for the periods presented.

	Year ended December 31, 2011
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Sales to external customers	$205,015	$131,258	$74,287	$44,402	$9,489	$464,451
Intersegment sales	19,704	471	16,052	325	1,333	37,885
Total segment sales	224,719	131,729	90,339	44,727	10,822	502,336
Gross profit	44,848	10,123	10,261	4,647	628	70,507
Gross margin	20.0%	7.7%	11.4%	10.4%	5.8%	14.0%
Segment assets	193,937	58,334	41,659	30,280	11,017	335,227

	Year ended December 31, 2010
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Sales to external customers	$142,956	$104,506	$49,370	$36,120	$9,831	$342,783
Intersegment sales	18,896	1,514	8,869	–	1,594	30,873
Total segment sales	161,852	106,020	58,239	36,120	11,425	373,656
Gross profit	24,005	10,506	4,301	3,855	1,216	43,883
Gross margin	14.8%	9.9%	7.4%	10.7%	10.6%	11.7%
Segment assets	176,973	58,640	40,126	26,954	11,068	313,761

	Year ended December 31, 2009
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Sales to external customers	$137,504	$82,278	$37,754	$23,613	$10,050	$291,199
Intersegment sales	7,034	2,503	4,187	–	1,741	15,465
Total segment sales	144,538	84,781	41,941	23,613	11,791	306,664
Gross profit	25,377	6,654	1,220	(1,389)	1,300	33,162
Gross margin	17.6%	7.8%	2.9%	−5.9%	11.0%	10.8%
Segment assets	150,235	59,037	32,111	21,484	10,273	273,140

The following tables reconcile the segment information presented above to the consolidated financial information.

Sales

	Reconciliation to Consolidated Sales
	Year ended December 31,
	2011	2010	2009
	(in thousands)
Total segment sales	$502,336	$373,656	$306,664
Intersegment sales	(37,885)	(30,873)	(15,465)
Consolidated sales	$464,451	$342,783	$291,199

Assets

	Reconciliation to Consolidated Assets
	December 31,
	2011	2010
		(Restated)
	(in thousands)
Total segment assets	$335,227	$313,761
Intersegment balances	(42,801)	(37,395)
Other	–	(59)
Consolidated assets	$292,426	$276,307

Property, Plant and Equipment

	December 31,
	2011	2010
	(in thousands)
United States	$72,653	$63,229
Germany	21,238	21,490
United Kingdom	5,765	5,904
Thailand	22,958	22,115
Chile	7,679	7,502
Egypt	4,818	4,427
Total	$135,111	$124,667

Geographic Sales Information

The following table presents further geographic detail for sales related to continuing operations. For purposes of this disclosure, sales are attributed to individual countries on the basis of the physical location and jurisdiction of the entity invoicing the customer for the sale.

	Year ended December 31,
	2011	2010	2009
	(in thousands)
North America	$205,015	$142,956	$137,504
Europe Africa	131,258	104,506	82,278
Asia Pacific	74,287	49,370	37,754
Latin America	44,402	36,120	23,613
Middle East	9,489	9,831	10,050
Total sales	$464,451	$342,783	$291,199
United States	$164,409	$117,481	$115,639
Non-United States	40,606	25,475	21,865
North America	$205,015	$142,956	$137,504

Product Information

The Company sells four significant types of geosynthetic lining products, generally categorized as geomembranes, drainage products, geosynthetic clay liners and nonwoven geotextiles. Geomembranes are synthetic polymeric lining materials used as barriers in geotechnical engineering applications. Drainage products, such as geonets and geocomposites, are typically installed along with geomembranes in a liner system to keep liquids from accumulating on the liners. Geosynthetic clay liners are typically installed as the bottom layer of a liner system. Nonwoven geotextiles are synthetic, staple fiber, nonwoven needle-punched fabrics used in environmental and other industrial applications. All other polysynthetic products are captured in the specialty products category. Each product category is sold in each geographic segment.

The following table presents the sales of each product category for the years presented:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Geomembranes	$352,224	$267,312	$216,776
Drainage	44,247	31,167	32,324
Geosynthetic clay liners	33,541	18,639	20,428
Nonwoven geotextiles	16,067	10,399	8,928
Specialty products	8,513	7,208	6,950
Other	9,859	8,058	5,793
Total sales	$464,451	$342,783	$291,199

19. Subsequent Events –

Effective February 10, 2012, the Company completed its initial public offering (“IPO”) of 7,000,000 shares of common stock.  The Company also granted the underwriters a 30-day option to purchase up to an additional 1,050,000 shares at the IPO price to cover over-allotments, which was exercised. The IPO price was $9.00 per share and the common stock is currently listed on The New York Stock Exchange under the symbol “GSE”.  The Company received proceeds from the IPO, after deducting underwriter’s fees, of approximately $67.4 million.  The Company incurred direct and incremental costs associated with the IPO of approximately $3.4 million.  At December 31, 2011, $2.3 million of these costs had been deferred in Other assets.  The proceeds from the IPO were used to pay off the Revolving Credit Facility ($31.5 million), pay down the Second Lien Term Loan ($20.0 million), and for general working capital purposes.

On March 20, 2012, the Company announced an agreement to acquire certain assets of Poly-America, L.P. and Poly-Flex, Inc., for $7.5 million in cash.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Mark C. Arnold	53	President, Chief Executive Officer and Director
William F. Lacey	55	Executive Vice President and Chief Financial Officer
Peter R. McCourt	52	Executive Vice President of Global Sales and Marketing
Jeffery D. Nigh	49	Executive Vice President of Global Operations
Edward Zimmel	49	Vice President of Engineering
Gregg Taylor	52	Vice President and Chief Accounting Officer
Directors
Robert C. Griffin	64	Independent Director, Chairman of the Board
Michael G. Evans	57	Independent Director, Chairman of the Compensation Committee
Marcus J. George	42	Non-executive Director
Richard E. Goodrich	68	Independent Director, Chairman of the Audit Committee
Charles A. Sorrentino	67	Independent Director, Chairman of the Nominating and Corporate Governance Committee

Our Executive Officers

Mark C. Arnold.  Mr. Arnold has served as our President and Chief Executive Officer since September 2009. Prior to joining GSE, Mr. Arnold was Vice President and General Manager at the Lubrizol Corporation from 2007 to 2009. In addition, Mr. Arnold brings to GSE over 15 years of experience in the global civil construction markets at Advanced Drainage Systems, Inc. (“ADS”), the leading manufacturer of polyethylene pipe. Mr. Arnold’s assignments at ADS from 1993 to 2007 included: Vice President of International Operations, Vice President of Sales Engineering and Market Development and Director of Distribution Operations. Prior to ADS, Mr. Arnold worked for General Electric from 1983 to 1993. Mr. Arnold’s GE career began in GE’s Manufacturing Management Program, and was followed by assignments in GE’s Aircraft Engines business as a Process Engineer, Quality Manager, Engine Program Manager and Manager of Technical Marketing and Sales Engineering. He holds a Bachelor of Science in Industrial and Systems Engineering from Ohio University, a Masters of Business Administration from Cleveland State University and a Masters of Science in International Strategic Studies from the U.S. Army War College. Mr. Arnold is also a Brigadier General in the U.S. Army Reserve.

William F. Lacey.  Mr. Lacey joined GSE as Executive Vice President and Chief Financial Officer in August 2011. Mr. Lacey began his finance career with Bethea/National Corporation in the accounting department. Mr. Lacey has over 31 years of experience in finance and ten years of public company CFO leadership experience within the manufacturing and distribution sectors. Prior to joining GSE, Mr. Lacey served since 2003 as Senior Vice President and Chief Financial Officer of Animal Health International, Inc. Prior to Animal Health, Mr. Lacey was with Rawlings Sporting Goods Company, Inc. as Vice President and Chief Financial Officer. He has also held Chief Financial Officer positions with Collins Signs, Inc., Pak-Lite, Inc. and RDM Sports Group, Inc. Mr. Lacey holds a Bachelor of Science in Commerce and Business Administration from the University of Alabama.

Peter R. McCourt.  Mr. McCourt joined GSE as Executive Vice President of Global Sales and Marketing in July 2010. Mr. McCourt is in charge of leading our global sales and marketing efforts, while building and maintaining customer relationships and strategic partnerships. Mr. McCourt has spent over 20 years in international sales and marketing leadership roles. Most recently, Mr. McCourt was a Vice President of Sales for eight years with ERICO International in Solon, Ohio from 2001 to 2010. Prior to joining ERICO, he was at the Hilti Corporation in Schaan, Liechtenstein for 13 years from 1988 to 2001, where he held several major positions, including President and General Manager, Director of Sales, Director of Marketing and Product Manager and Regional Sales Manager. As an employee of global companies that operate in the non-residential construction and civil engineering markets, Mr. McCourt gained exposure to many different business practices and cultures by having sales management experience in Europe, Asia and North America.

Jeffery D. Nigh.  Mr. Nigh joined GSE as Executive Vice President of Global Operations in October 2010. Mr. Nigh is responsible for leading all manufacturing, logistics and purchasing activities worldwide. Mr. Nigh began his career at

Union Camp Corporation from 1990 to 1996 as a Process Engineer. He subsequently held the position of Assistant Plant Manager for a large paper mill, where he was later promoted to Manufacturing Engineering Manager and Plant Manager. After graduating from Harvard Business School, Mr. Nigh joined the global consulting firm McKinsey & Company in Atlanta. After a successful consulting assignment at Springs Industries, the leading manufacturer of textile home furnishings, he joined Springs in 1999 as President of its Basic Bedding Division and remained at Springs until 2010. Mr. Nigh was subsequently promoted to implement a new ERP information system for Springs Industries’ global manufacturing. Following that multinational assignment, Mr. Nigh was subsequently promoted to several senior roles at Springs, including Vice President and General Manager of global Bedding business, Executive Vice President of global supply chain and Asian sourcing, President of Utility Bedding, and President of Springs Renewables LLC. Mr. Nigh has worked at various U.S., Brazil and Asia locations during these assignments. Mr. Nigh was a national merit scholar and graduated from Georgia Institute of Technology with a Bachelor of Science in Chemical Engineering. Additionally, Mr. Nigh earned his Master of Business Management degree from Harvard Business School.

Edward Zimmel.  Mr. Zimmel has served as our Vice President of Engineering since 2002. Mr. Zimmel is responsible for leading our global engineering organization in technical support and plant engineering for all of our product lines worldwide. With over 24 years of geosynthetics experience, he has served various roles in engineering and installation management positions since joining GSE in 1986. Mr. Zimmel holds a Bachelor of Science degree in Civil Engineering from Texas A&M University.

Gregg Taylor.  Mr. Taylor joined GSE as Chief Accounting Officer in May 2010. He is responsible for leading all financial reporting, performance analysis and accounting operations worldwide. Before joining GSE, Mr. Taylor was a business consultant for four years at Alvarez & Marsal Business Consulting LLC from 2006 to 2010, preceded by 11 years at Accenture where he held Senior Director and Partner positions from 1995 to 2006, respectively. Throughout his consulting career, Mr. Taylor served private equity and corporate clients across multiple industries, including manufacturing, energy, healthcare, high-tech and retail. He has held multiple interim finance leadership positions including Chief Accounting Officer for a U.S. waste equipment manufacturer and Corporate Controller for a global energy equipment manufacturer. Mr. Taylor also has extensive finance systems experience having implemented multiple ERP, data warehouse and business analytic solutions for his clients. Prior to consulting, he worked for ten years from 1985 to 1995 at Fox Meyer Drug Co., a large U.S. pharmaceutical distributor where he held Accounting Director, Regional Controller and Divisional Controller positions. Mr. Taylor earned a Bachelor of Business Administration degree with a major in Accounting from the University of Texas at Arlington and is a Certified Public Accountant (currently inactive) in the State of Texas.

Directors

We believe that our Board of Directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe experience, qualifications or skills in a combination of the following areas are the most important to our business: manufacturing; sales and distribution; accounting, finance and capital structure; strategic planning and leadership of complex organizations; legal/regulatory and government affairs; people management; and board practices of other major corporations. We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and have highlighted in the individual biographies below the specific experience, qualifications, attributes and skills that led to the conclusion that each board member should serve as a director.

Robert C. Griffin.  Mr. Griffin became a director in June 2011 and is currently our Chairman of the Board. His career spans over 25 years in the financial sector. Most recently Mr. Griffin was Head of Investment Banking Americas and Management Committee Member for Barclays Capital from 2000 until his retirement in 2002. Prior to that, from 1998 to 2000, Mr. Griffin worked for Bank of America Securities as Global Head of Financial Sponsor Coverage and a member of the Montgomery Securities Subsidiary Management Committee. From 1997 to 1998, Mr. Griffin served as Group Executive Vice President for Bank of America and a member of its Senior Management Committee. Mr. Griffin currently serves as a director of Builders FirstSource, Inc. where he is Chairman of the Audit Committee and was Chairman of their Special Committee in 2009. Mr. Griffin also currently serves as a director of Commercial Vehicle Group, Inc. where he is Chairman of the Audit Committee and was previously Chairman of the Nominating and Corporate Governance Committee. From February 2008 until its sale in December 2009, Mr. Griffin served as a director of Sunair Services Corporation where he was a member of the Audit Committee and Chairman of their Special Committee. Mr. Griffin brings strong financial and management expertise to our Board through his experience as an officer and director of a public company, service on other boards and his senior leadership tenure within the financial industry.

Michael G. Evans.  Mr. Evans became a director in 2004. Mr. Evans currently serves as President and CEO of Waddington North America, Inc., a designer and manufacturer of plastic disposable tableware and packaging, and has served in this position since 1995. In July 2000, the U.K. parent company of John Waddington Ltd., a U.K. public company, divested its North American business operations, which included Waddington North America. From 1978 until the divestiture, Mr. Evans served in various capacities for John Waddington Ltd. in the U.K. and the United States, including as a director of John Waddington Ltd. from 1996 through 2000.

Marcus J. George.  Mr. George became a director in 2004. Mr. George joined CHS in 1997 and was promoted to Partner in 2007. Prior to CHS, Mr. George was employed by Heller Financial, Inc. in the Corporate Finance Group. He also worked for KPMG. Mr. George brings to the Board of Directors substantial experience in private equity investments focused on infrastructure and industrial products. He holds a Bachelor of Business Administration from the University of Notre Dame and an M.B.A. from the University of Chicago. Mr. George serves on the Board of Directors of Thermon Group Holdings, Inc. (NYSE: THR) and Dura-Line Holdings, Inc. , and has served as a director of Waddington North America, Inc.

Richard E. Goodrich.  Mr. Goodrich became a director and Chairman of our Audit Committee in 2004. From 2001 to 2005, Mr. Goodrich served as Executive Vice President and Chief Financial Officer of Chicago Bridge & Iron Company N.V. (NYSE: CBI), an engineering, procurement and construction company that provides services to customers in the chemicals and energy industries. Mr. Goodrich served as acting Chief Financial Officer of Chicago Bridge & Iron Company after that time and currently devotes part of his time to serving on the boards of public companies. Mr. Goodrich also serves as a director of Thermon Group Holdings, Inc. (NYSE: THR) and Chart Industries (NASDAQ: GTLS). Mr. Goodrich is a Certified Public Accountant having been certified in the District of Columbia in November 1970. Mr. Goodrich brings to the Board of Directors the experience and international operations insight of a chief financial officer of a large multinational company.

Charles A. Sorrentino.  Mr. Sorrentino became a director in June 2011. Most recently he served as President and Chief Executive Officer of Houston Wire & Cable Co. (NASDAQ: HWCC) from 1998 until his retirement in December 2011. Prior to joining Houston Wire & Cable Co., from 1994 to 1998, Mr. Sorrentino served as President of Pameco Corporation (NYSE: PCN), a national heating, ventilation, air conditioning and refrigeration distributor. Pameco, a $600 million distributor, was listed on the NYSE following an initial public offering in 1997 and was later merged into a larger company. Prior to working with Pameco, Mr. Sorrentino served with PepsiCo, Inc. (NYSE: PEP) for nine years. During this time, he held a variety of positions, including Subsidiary President, Division Vice President and Region Vice President. After completing college, Mr. Sorrentino served twelve years with United Technologies (Sundstrand Corporation) (NYSE: UTX), a manufacturer of industrial, heating and air conditioning components in a variety of engineering, sales, marketing and executive management functions. Mr. Sorrentino is an independent director and non-executive Chairman of the Board of Directors of Thermon Group Holdings (NYSE: THR). Mr. Sorrentino has served as an executive of several large manufacturing companies and brings a diversity of both public and privately held company experience to the Board of Directors. Mr. Sorrentino earned a Master of Business Administration from the University of Chicago and a Bachelor of Science in Mechanical Engineering from Southern Illinois University. He also served in the United States Marine Corps.

There are no family relationships between any of our executive officers or directors.

Our Board of Directors has the power to appoint officers. Each director and officer will hold office for the term of one year and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal.

Except as described in this Annual Report on Form 10-K, there are no arrangements or understandings between any member of the Board of Directors or executive officer and any other person pursuant to which that person was elected or appointed to his or his position. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement” below.

Corporate Governance

Board Composition

Our certificate of incorporation provides that our Board of Directors shall consist of such number of directors as determined from time to time by resolution adopted by a majority of the total number of directors then in office. Our Board of Directors currently consists of six members. Any additional directorships resulting from an increase in the number of directors may only be filled by the directors then in office.

The composition of our Board of Directors consists of four independent directors, one director affiliated with CHS and Mr. Arnold, as a management director. That balance, to which each of our directors contributes, is important to us for several reasons, including:

•
Each of our four independent directors contributes an outside point of view that we value for providing multiple perspectives to the Board of Directors’ oversight and direction of our company and facilitating objectivity in its decision-making process.

•	Because of his affiliation with CHS, Mr. George is particularly attuned to strategic, financial and other matters that may affect our stockholders’ investments in our company.

•	Mr. Arnold brings to the Board of Directors an invaluable, in-depth knowledge of our company and our industry, operations and business plans.

Our Board of Directors has affirmatively determined that Messrs. Evans, Goodrich, Griffin and Sorrentino are independent directors under the rules of the NYSE. We do not intend to rely on the “controlled company” exemption from certain NYSE corporate governance requirements.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

The composition, duties and responsibilities of these committees are as set forth below. In the future, our board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Audit Committee

The Audit Committee provides assistance to the Board of Directors in fulfilling their oversight responsibility to the stockholders, potential stockholders and investment community relating to (1) our financial reporting process, (2) the quality and integrity of our financial statements, (3) our systems of internal accounting and financial controls, (4) the performance of our internal audit function and independent registered public auditors (5) the independent registered public auditor’s qualifications and independence and (6) our compliance with legal and regulatory requirements.

Our Audit Committee consists of Messrs. Goodrich (Chairman), Evans and Sorrentino. The Board of Directors has affirmatively determined that Mr. Goodrich is an audit committee financial expert under the SEC rules and that Messrs. Goodrich, Evans and Sorrentino are independent under Rule 10A-3(b)(1) under the Exchange Act and the listing standards of the NYSE. Our Board of Directors has adopted a written charter for the Audit Committee.  The Audit Committee Charter is available on our website at www.gseworld.com.

Compensation Committee

The Compensation Committee is responsible for, among other matters: (1) reviewing key compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our Chief Executive Officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administrating stock plans and other incentive compensation plans.

Our Compensation Committee consists of Messrs. Evans (Chairman), Goodrich, Griffin and Sorrentino. Our Board of Directors has adopted a written charter for the Compensation Committee.  The Compensation Committee Charter is available on our website at www.gseworld.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for, among other matters: (1) identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors; (2) reviewing and approving the compensation of our directors; (3) overseeing the organization of our Board of Directors to discharge the Board of Directors’ duties and responsibilities properly and efficiently; (4) identifying best practices and recommending corporate governance principles; and (5) developing and recommending to our Board of Directors a set of corporate governance guidelines and principles applicable to us.

Our Nominating and Corporate Governance Committee consists of Messrs. Sorrentino (Chairman), Evans, Goodrich and Griffin. Our Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee Charter is available on our website at www.gseworld.com.

Code of Business Ethics and Responsibilities

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Ethics and Responsibilities is available on our website at www.gseworld.com. Any amendments to, or waivers from, any provision of the Code of Business Ethics and Responsibilities (to the extent applicable to our principal executive officer, principal financial officer and principal accounting officer) shall be posted on this website. Stockholders may also request a free copy of this document from GSE Holding Inc., Attn: Investor Relations, 19103 Gundle Road, Houston, Texas 77073, telephone (281) 443-8564.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to provide us copies of these reports.

We became a public company effective February 2012.  Accordingly, our directors, executive officers and greater than 10% beneficial owners were not required to comply with Section 16(a) filing requirements during the year ended December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes the compensation arrangements we have with our senior officers, who we refer to as our “named executive officers,” or NEOs. Our NEOs for fiscal 2010 and 2011 were:

Name	Title
Mark C. Arnold	President, Chief Executive Officer and Director
William F. Lacey	Executive Vice President and Chief Financial Officer
Charles B. Lowrey	Former Interim Senior Vice President and Chief Financial Officer(1)
Peter R. McCourt	Executive Vice President of Global Sales and Marketing
Jeffery D. Nigh	Executive Vice President of Global Operations
Gregg Taylor	Vice President and Chief Accounting Officer
Ronald B. Crowell	Former Chief Financial Officer(2)
_____________________
(1)	Mr. Lowrey served as our interim Chief Financial Officer from January 8, 2010 until September 1, 2010 and from January 11, 2011 until August 22, 2011.
(2)	Mr. Crowell served as our Chief Financial Officer from September 1, 2010 until January 11, 2011.

Executive Compensation Objectives and Principles

The Compensation Committee of our Board of Directors is responsible for establishing the objectives and principles of our executive compensation program, for evaluating the performance of our NEOs and approving their annual compensation and for monitoring the overall effectiveness of our executive compensation program.

Our executive compensation program is designed to:

•	attract and retain talented and experienced executives in our industry;

•	reward superior performance for achieving specific annual strategic goals;

•	ensure fairness among the executive management team by recognizing the contributions each executive officer makes to our success;

•	foster a shared commitment among executives by aligning their individual goals with the goals of the executive management team and our company; and

•	compensate our executives in a manner that incentivizes them to manage our business to meet our long-term business goals and create sustainable long-term shareholder value.

Determining Executive Compensation

The Compensation Committee annually evaluates the performance of our NEOs. The Compensation Committee meets with our Chief Executive Officer to review each other NEO’s performance and to discuss compensation recommendations for the other NEOs. Based upon the recommendations from our Chief Executive Officer and in accordance with the compensation objectives and policies described in this compensation discussion and analysis, the Compensation Committee approves the annual compensation packages of our NEOs other than our Chief Executive Officer, which includes base salary, cash performance awards and grants of long-term equity incentive awards as described below. The Compensation Committee evaluates the performance of our Chief Executive Officer (without the participation of our Chief Executive Officer) and determines appropriate base salary, cash performance awards and grants of long-term equity incentive awards based on this evaluation. Although the Compensation Committee did not engage a compensation consultant during 2010 or 2011, it may do so in the future.

Elements of Compensation

Our current executive compensation program consists of the following components:

•	base salary;

•	performance-based cash incentive awards;

•	long-term equity incentives;

•	post-employment benefits; and

•	other benefits and perquisites.

Historically, base salary and the annual cash incentive bonus have been the most significant elements of our executive compensation program. Following our IPO in February 2012, we expect that long-term equity-based compensation will become a more significant element of our executives’ total compensation. These elements, on an aggregate basis, are intended to substantially satisfy the overall objectives of our executive compensation program. Typically, we have established each of these elements of compensation at the same time to enable the Compensation Committee to simultaneously consider all of the significant elements of compensation and their impact on total compensation. We strive to achieve an appropriate mix between the various elements of our executive compensation program to meet our compensation objectives and philosophy; however, we do not apply any rigid allocation formula in setting our executive compensation, and we may make adjustments to this approach after giving due consideration to prevailing circumstances.

Base Salary

The base salary element of our executive compensation program provides a minimum, fixed level of cash compensation for the named executive officers to compensate him or her for services rendered during the fiscal year and is intended to attract and retain highly qualified executives. Base salary amounts are established at the time we hire an executive. Historically, these amounts have been highly individualized, resulting from arms-length negotiations, and have been based on our financial condition and available resources, our need for that particular position to be filled, the existing internal compensation structure for each position and the competitive market for corresponding positions within our industry. The Compensation Committee reviews each executive’s base salary on an annual basis, considering the executive’s scope of responsibility, individual performance and experience, business performance and our overall market competitiveness. The Compensation Committee also monitors the impact base salary increases have on the other elements of our compensation program, including the annual cash incentive bonus, which is determined as a percentage of base salary, long-term equity incentives and total compensation.

The base salary of each of our NEOs was set by our Board of Directors and is set forth in his employment letter agreement. See “– Employment Agreements” below. During the fourth quarter of 2009, we engaged Alvarez & Marsal Private Equity Performance Improvement Group, LLC (“A&M”). During the engagement, personnel from A&M functioned in several interim management roles for our company, including Mr. Lowrey, our former Interim Senior Vice President and Chief Financial Officer. We paid A&M for services rendered in 2010 and 2011, and Mr. Lowrey was compensated by A&M for his services. Mr. Lowrey did not receive compensation directly from us for services rendered as our Interim Senior Vice President and Chief Financial Officer during 2010 and 2011.

The 2010 and 2011 annual base salary paid to each of our NEOs is set forth below.

Name	2010 Base Salary(1)	2011 Base Salary(2)
Mark C. Arnold(3)	$403,333	$440,000
William F. Lacey(4)	–	$102,282
Peter R. McCourt(5)	$120,000	$240,000
Jeffrey D. Nigh(6)	$62,083	$250,000
Gregg Taylor	$121,212(7)	$208,750(8)
Ronald B. Crowell(9)	$105,718	$13,960
____________________
(1)
A total of $9.8 million was paid by us to A&M for services rendered during 2010. Of this amount, we estimate that approximately $1.4 million was attributable to services rendered by Mr. Lowrey. Mr. Lowrey was employed by A&M. As such, this estimate reflects the portion of our total payments to A&M for services rendered during 2010 by Mr. Lowrey, and does not reflect actual payments to Mr. Lowrey. Mr. Lowrey did not receive any compensation directly from us for services rendered during 2010.

(2)
A total of $2.7  million was paid by us to A&M for services rendered during 2011. Of this amount, we estimate that approximately $1.0 million was attributable to services rendered by Mr. Lowrey. Mr. Lowrey was employed by A&M. As such, this estimate reflects the portion of our total payments to A&M for services rendered during 2011 by Mr. Lowrey, and does not reflect actual payments to Mr. Lowrey. Mr. Lowrey did not receive any compensation directly from us for services rendered during 2011.

(3)	Mr. Arnold’s base salary was increased from $400,000 to $440,000 in September 2010.
(4)	Mr. Lacey joined GSE on August 22, 2011 and his base salary is $280,000.
(5)	Mr. McCourt joined GSE in July 2010 and his base salary was prorated to account for his date of hire.
(6)	Mr. Nigh joined GSE in October 2010 and his base salary was prorated to account for his date of hire.
(7)	Mr. Taylor joined GSE in May 2010 and his base salary was prorated to account for his date of hire.
(8)	Mr. Taylor’s base salary was increased from $200,000 to $215,000 in June 2011.
(9)	Mr. Crowell served as our Chief Financial Officer from September 1, 2010 until January 11, 2011.

Performance-Based Cash Incentive Awards

Our performance-based cash incentive awards are designed to support our current business needs and drive consistent focus throughout the year by aligning the compensation of our NEOs with our short-term operational and performance goals. NEOs are eligible to receive such awards upon the attainment of pre-established objective financial goals and individual performance goals. This element of our executive compensation program is intended to motivate executives to work effectively to achieve these objectives and reward them when the pre-established objectives and results are certified.

The financial targets and overall design of the performance-based cash incentive awards for executives generally mirror the annual incentive compensation program for all other eligible, salaried employees. The Compensation Committee annually assigns each executive a target award as a percentage of salary. Performance-based cash incentive awards are based on GSE’s and the executive’s achievement of the pre-established company and individual performance goals. Performance-based cash incentive awards are made pursuant to company objectives (such as Adjusted EBITDA) and then pursuant to individual performance goals. The Compensation Committee does not use a formula that considers both. Although the Compensation Committee does not formally assign a specific weighting, in general, company objectives and individual performance goals are given equal weighting. The pre-established financial goals for 2010 and 2011 were based upon Adjusted EBITDA (including discontinued operations) of $29.5 million and $36.0 million, respectively. See note (3) to the table set forth in Item 6, “Selected Financial Data” for the definition of Adjusted EBITDA.

2010 Individual Objectives

The primary individual objectives for Mr. Arnold and Mr. Taylor for 2010 are set forth below. Mr. Nigh and Mr. McCourt joined our Company in late 2010 and their awards for 2010 were based solely on our attainment of the pre-established Adjusted EBITDA goal. As described above, Mr. Lowrey was compensated by A&M and did not receive performance-based incentive awards from us in 2010.

•
Mark C. Arnold, Chief Executive Officer.  Mr. Arnold’s individual performance goals for 2010 were to (1) complete certain productivity improvement initiatives, (2) recruit certain new executive officers, (3) create and institutionalize certain customer initiatives, (4) create and institutionalize certain supplier initiatives and (5) create and institutionalize certain sales initiatives. Each goal was developed with a pre-established percentage allocation of 20%. For 2010, the Compensation Committee determined, in its discretion, based upon qualitative factors that Mr. Arnold achieved 100% of his qualitative objectives.

•
Gregg Taylor, Vice President and Chief Accounting Officer.  Mr. Taylor’s individual performance goals for 2010 were to (1) diligently lead all financial reporting, performance analysis and accounting operations worldwide, (2) operate within the departmental budget, (3) oversee our accounting system, (4) oversee certain margin management spreads and (5) complete certain continued professional education. Each goal was developed with a pre-established percentage allocation of 20%. For 2010, the Compensation Committee determined, in its discretion, based upon qualitative factors that Mr. Taylor achieved 80% of his qualitative objectives.

The target performance-based cash incentive award opportunity for each eligible executive is set as a percentage of base salary. For 2010, the amount of performance-based cash incentive awards for participating executives ranged from zero to double their incentive target as set forth in the table below, based upon the extent to which the pre-established performance goals were achieved or exceeded. Pursuant to the terms of their respective employment agreements, Mr. McCourt was entitled to a guaranteed award during 2010 of $70,000 and Mr. Taylor was entitled to a guaranteed award during 2010 of $20,000. The threshold, target and maximum annual performance bonus payout opportunities of our NEOs for 2010 are set forth in the table below.

2011 Individual Objectives

The primary individual objectives for Messrs. Arnold, McCourt, Nigh and Taylor for 2011 are set forth below. Mr. Lacey joined our Company in August 2011 and his award was based solely on our attainment of the pre-established Adjusted EBITDA goal. As described above, Mr. Lowrey was compensated by A&M and did not receive performance-based incentive awards from us in 2011.

•
Mark C. Arnold, Chief Executive Officer.  Mr. Arnold’s individual performance goals for 2011 were to (1) execute the top three corporate strategic planning initiatives, (2) launch new product lines in core applications in order to expand into new geographic markets and lower product costs in existing markets, (3) complete AX software implementation at all GSE locations by December 2011, (4) execute re-branding of GSE, including launch in North America and global roll-out by December 2011 and (5) adequately maintain working capital and revenue as determined by the Compensation Committee. Each goal was developed with a pre-established percentage allocation of 20%.

•
Peter R. McCourt, Executive Vice President of Global Sales and Marketing.  Mr. McCourt’s individual performance goals for 2011 were to (1) execute all identified Sales and Marketing strategies on time per action plans, strategies and associated action plans developed during February and March 2011, (2) hire certain key personnel, (3) implement our new customer relationship management (CRM) system on a global basis by a specified date, (4) launch all newly developed products in a timely and professional manner within 90 days of product release, (5) execute re-branding of GSE, including launch in North America and global roll-out by December 2011 and (6) adequately maintain working capital and revenue as determined by the Compensation Committee. Each goal was developed with a pre-established percentage allocation of 16.7%.

•
Jeffery D. Nigh, Executive Vice President of Global Operations.  Mr. Nigh’s individual performance goals for 2011 were to (1) meet global rollout objective for AX including financial consolidation, (2) achieve a specified global OSHA incidence rate, (3) reduce customer complaints ion a year-over-year basis, (4) meet 2011 Production volumes globally, (5) achieve budgeted conversion costs globally, (6) reduce global resin costs $7.5 million on a year-over-year basis, (7) match resin fixed pricing to global backlog, (8) develop and implement a gating process for product development and work plans, (9) support selected strategic initiatives, (10) recruit and hire key international management personnel, develop specified customer relationships and improve strength of global operations and (11) achieve certain material cost and revenue. Mr. Nigh’s goals were developed with pre-established percentage allocations of their importance.

•
Gregg Taylor, Vice President and Chief Accounting Officer.  Mr. Taylor’s individual performance goals for 2011 were to (1) recruit and hire key management personnel, (2) diligently lead all financial reporting, performance analysis and accounting operations worldwide, (3) oversee our accounting system globally, (4) maintain internal controls, (5) adequately maintain working capital and revenue as determined by the Compensation Committee and (6) manage timely collection of customer receivables. Each goal was developed with a pre-established percentage allocation of 16.7%.

The target performance-based cash incentive award opportunity for each eligible executive was set as a percentage of base salary. For 2011, the amount of performance-based cash incentive awards for participating executives ranged from zero to double their incentive target as set forth in the table below, based upon the extent to which the pre-established performance goals were achieved or exceeded. The threshold, target and maximum annual performance bonus payout opportunities of our NEOs for 2011 are set forth in the table below.

	2010				2011
	Performance-based cash incentive award structure				Performance-based cash incentive award structure
Name	Threshold Payout as Percentage of Base Salary	Target Payout as Percentage of Base Salary	Maximum Payout as Percentage of Base Salary	Actual 2010 Bonus Payout	Threshold Payout as Percentage of Base Salary	Target Payout as Percentage of Base Salary	Maximum Payout as Percentage of Base Salary	Actual 2011 Bonus Payout
Mark C. Arnold	–	60%	120%	$321,627	15%	60%	120%	$528,000
Charles B. Lowrey	–	–	–	–	–	–	–	–
Peter R. McCourt	–	30%	60%	$87,717	10%	50%	60%	$144,000
Jeffery D. Nigh(1)	–	40%	60%	$26,619	10%	50%	60%	$147,000
Gregg Taylor	–	25%	40%	$50,549	15%	25%	40%	$81,000
Ronald B. Crowell	–	40%	60%	–	–	–	–	–
William F. Lacey	–	–	–	–	20%	40%	60%	$41,000
___________________
(1)	Mr. Nigh joined GSE in October 2010 and his bonus was prorated to account for his date of hire.

Performance Goal	Year	Goal for Threshold Payout	Goal for Target Payout	Goal for Maximum Payout	Actual Achieved
Adjusted EBITDA (including discontinued operations)	2011	$34.2 million	$36.0 million	$40.0 million	$44.5 million
Adjusted EBITDA (including discontinued operations)	2010	$29.5 million	$29.5 million	$33.0 million	$30.3 million

Bonus Letter Agreements

We have entered into bonus letter agreements with six of our NEOs, five of whom are currently still employed by us, which provide for the payment of sale or IPO bonuses, based upon the price of specified transactions, to encourage their efforts in maximizing the sale or offering price and minimize employment security concerns that may arise in the course of negotiating and completing a sale or an IPO. The other bonus letter agreement is with Mr. Crowell, our former chief financial officer, and is no longer in effect because Mr. Crowell is no longer employed by us. Pursuant to bonus letter agreements entered into on September 15, 2010 with Messrs. McCourt and Nigh, they will each be entitled to a sale bonus, payable as a one-time cash payment in an aggregate amount equal to 0.75% of the net equity proceeds (determined as though 100% of our company’s capital stock was sold), as defined in such agreements, from a sale of our company at the consummation of such sale. In the event of an IPO instead of a sale of our company, a bonus will be paid to each of Messrs. McCourt and Nigh immediately prior to the closing of the IPO in the form of shares of our common stock with a fair market value equal to 65% of the amount of their sale bonus and 35% in cash. Pursuant to a bonus letter agreement with us, dated July 29, 2011, Mr. Taylor will be entitled to a sale bonus, payable as a one-time cash payment in an aggregate amount equal to 0.25% of the net equity proceeds (determined as though 100% of our company’s capital stock was sold) from a sale of our company at the consummation of such sale. In the event of an IPO instead of a sale of our company, the bonus will be paid to Mr. Taylor immediately prior to the closing of the IPO in the form of shares of our common stock with a fair market value equal to 65% of the amount of his sale bonus and 35% in cash. In each case, such NEOs must remain continuously employed by us or any of our subsidiaries until the date such bonus is paid. Mr. Arnold is entitled to a sale bonus, pursuant to a letter agreement with us, dated March 4, 2010. The sale bonus will be paid, as a one-time cash payment in an aggregate amount equal to 3.0% of the net equity proceeds (determined as though 100% of our company’s capital stock was sold) from the sale of our company, at the consummation of such sale. In the event of an IPO instead of a sale of our company, Mr. Arnold is entitled to an IPO bonus, pursuant to a letter agreement with us, dated September 16, 2010. The IPO bonus will be paid as a one-time payment in an aggregate amount equal to 3.0% of the net equity proceeds (determined as though 100% of our company’s capital stock was sold) from the IPO. The IPO bonus will not vest unless Mr. Arnold remains employed by our company or any of our subsidiaries until the consummation of the IPO. The IPO bonus will be paid to Mr. Arnold immediately prior to the closing of the IPO in the form of shares of our common stock with a fair market value equal to 65% of the amount of the IPO bonus and 35% in cash.

We have also entered into a bonus letter agreement with our Executive Vice President and Chief Financial Officer, William F. Lacey. Pursuant to a bonus letter agreement with us, dated August 4, 2011, Mr. Lacey will be entitled to a sale bonus, payable as a one-time cash payment in an aggregate amount equal to 0.75% of the net equity proceeds (determined as though 100% of our Company’s capital stock was sold), as defined in such agreement, from a sale of our Company at the consummation of such sale. In the event of an IPO instead of a sale of our Company, the bonus will be paid to Mr. Lacey immediately prior to the closing of the IPO in the form of shares of our common stock with a fair market value equal to 65%

of the amount of his sale bonus and 35% in cash. Mr. Lacey must remain continuously employed by us or any of our subsidiaries until the date such bonus is paid.

In connection with the consummation of our IPO in February 2012, we issued an aggregate of 458,467 shares of our common stock and paid an aggregate of $2.2 million cash to Messrs. McCourt, Nigh, Taylor, Arnold and Lacey pursuant to the bonus letter agreements described above, consisting of (i) 62,518 shares and $303,000 of cash to Mr. McCourt, (ii) 62,518 shares and $303,000 of cash to Mr. Nigh, (iii) 20,840 shares and $101,000 of cash to Mr. Taylor, (iv) 250,073 shares and $1.2 million of cash to Mr. Arnold and (v) 62,518 shares and $303,000 of cash to Mr. Lacey.  The bonus letter agreements expired after all such payments were made.

Long-Term Equity Incentives

The long-term equity incentive component of our executive compensation plan is intended to align the long-term interests of management with those of our stockholders and incentivize them to manage our business to meet our long-term business goals and create sustainable long-term stockholder value. Currently, the Compensation Committee may award stock options pursuant to the 2004 Stock Option Plan and the 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”). During 2010, the Compensation Committee did not award stock options to our NEOs.

During 2009, the Compensation Committee granted options to purchase 108,630 shares of GSE Holding common stock with an exercise price of $6.15 per share to Mr. Arnold. The options generally vest over a four year term, at a rate of 25% on each anniversary of the grant date.

In the fourth quarter of 2009, we initiated a series of performance improvements which allowed us to meaningfully streamline our operations and enhance our profitability. Among other initiatives, we permanently reduced our headcount by approximately 38% since December 2008.

In addition, during 2010 we realigned the mix of our named executive officer compensation. Historically, our stock option awards were vested immediately upon grant or over a period of time. During 2010, the Compensation Committee utilized performance-based cash incentive awards and bonus letter agreements as the primary methods of incentivizing performance, and relied less heavily on stock option awards based on the Compensation Committee’s belief that performance-based cash incentive awards and bonus letter agreements would be more effective in incentive performance than the option awards. For additional information, see “Performance-Based Cash Incentive Awards” and “Bonus Letter Agreements” above.

On January 1, 2011, the Compensation Committee granted options to purchase 36,210 shares of our common stock to Mr. Taylor at an exercise price of $5.11 per share, which options were fully vested upon issuance. On January 17, 2011, the Compensation Committee granted options to purchase 72,420 shares of our common stock to our former Executive Vice President of Global Human Resources, Joellyn Champagne, at an exercise price of $5.11 per share, which options were fully vested upon issuance.

As of December 31, 2011, options to purchase 1,771,248 shares of common stock were outstanding under the 2004 Stock Option Plan and options to purchase 505,455 shares of common stock remained available for issuance.

We adopted the 2011 Plan in connection with our IPO. The 2011 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock-based awards. Directors, officers and other associates of us and our subsidiaries, as well as others performing consulting or advisory services for us, will be eligible for grants under the 2011 Plan. See “– Summary of Incentive Plans” below for a more detailed summary of the material terms of the 2004 Stock Option Plan and the 2011 Plan.

Post-Employment Benefits

Retirement Plan Benefits

We do not sponsor a defined benefit retirement plan as we do not believe that such a plan best serves the needs of our associates or the business at this time.

NEOs can, however, participate in the Gundle/SLT Environmental, Inc. 401(k) Plan. Employee contributions can range from 1% to 60% of eligible compensation as prescribed by law. Employees over 50 years old may contribute an additional amount as prescribed by law. We match the first 3% of employee contributions dollar-for-dollar and the next 2% at $0.50 on the dollar.

Change of Control Severance Arrangements

We have entered into executive employment agreements with our NEOs, which provide for the payment of severance and other post-termination benefits depending on the nature of the termination, including severance payments in the event of a termination following a “change in control.” The Compensation Committee believes that the terms and conditions of these agreements are reasonable and assist in retaining the skilled executives needed to achieve our objectives. Information regarding the specific payments that are applicable to each termination event is provided under the heading “– Employment Agreements” and “– Potential Benefits Upon Termination or Change in Control” below.

Other Benefits and Perquisites

As employees of GSE, the NEOs are eligible to participate in a basic level of life insurance, disability insurance, and a basic level of accidental death and disability plans at no cost to the executive. They also participate in the health, dental and disability insurance plans provided to all of our employees. See “– Summary Compensation Table” below for additional information. NEOs also are eligible for annual paid time off, holidays and bereavement days provided to all of our employees. As discussed under “– Employment Agreements” below, certain executives are entitled to car allowances, executive wellness programs and other benefits.

Accounting and Tax Considerations

In determining which elements of compensation are to be paid, and how they are weighted, we also take into account whether a particular form of compensation will be deductible under Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) generally limits the deductibility of compensation paid to our NEOs to $1.0 million during any fiscal year unless such compensation is “performance-based” under Section 162(m). However, under a Section 162(m) transition rule for compensation plans or agreements of corporations which are privately held and which become publicly held in an initial public offering, compensation paid under a plan or agreement that existed prior to the initial public offering will not be subject to Section 162(m) until the earlier of (1) the expiration of the plan or agreement, (2) a material modification of the plan or agreement, (3) the issuance of all employer stock and other compensation that has been allocated under the plan, or (4) the first meeting of stockholders at which directors are to be elected that occurs after the close of the third calendar year following the year of the initial public offering (the “Transition Date”). After the Transition Date, rights or awards granted under the plan, other than options and stock appreciation rights, will not qualify as “performance-based compensation” for purposes of Section 162(m) unless such rights or awards are granted or vest upon pre-established objective performance goals, the material terms of which are disclosed to and approved by our stockholders.

Our compensation program is intended to maximize the deductibility of the compensation paid to our NEOs to the extent that we determine it is in our best interests. Consequently, we may rely on the exemption from Section 162(m) afforded to us by the transition rule described above for compensation paid pursuant to our pre-existing plans.

Many other Code provisions, SEC regulations and accounting rules affect the payment of executive compensation and are generally taken into consideration as programs are developed. Our goal is to create and maintain plans that are efficient, effective and in full compliance with these requirements.

The Board’s Role in Risk Oversight

The Board’s role in the risk oversight process includes receiving regular updates and reports from members of senior management on areas of material risk to our company, including operational, financial, regulatory, strategic and reputational risks. The full Board or, if appropriate, one of its committees receives these updates and reports from the senior managers responsible for the oversight of particular risks within our company. These updates and reports enable the Board to understand and implement our risk identification, risk management and risk mitigation strategies.

Compensation and Risk

We believe that our performance-based compensation programs create appropriate incentives to increase long-term shareholder value. These programs have been designed and administered in a manner that discourages undue risk-taking by employees. Relevant features of these programs include:

•	limits on annual incentive and long-term performance awards, thereby defining and capping potential payouts;

•
with each increase in executive pay level, proportionately greater award opportunity derived from the long-term incentive program compared to annual incentive plan, creating a greater focus on sustained company performance over time; and

•	the application of an annual incentive metric that aligns employees against stockholders objectives of increasing Adjusted EBITDA balanced with qualitative individual performance goals.

In light of these features of our compensation program, the Board concluded that the risks arising from our employee compensation policies and practices are not reasonably likely to have a material adverse effect on us.

Compensation Tables

Summary Compensation Table

The following table shows the compensation earned by our NEOs during the year ended December 31, 2010, referred to as fiscal year 2010, and during the year ended December 31, 2011, referred to as fiscal year 2011.

Summary compensation table 2010 and 2011

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mark C. Arnold	2011	440,000	–	–	–	528,000	–	20,807	988,807
President, Chief Executive Officer and Director	2010	403,333(4)	–	–	–	321,627	–	57,832	782,792
William F. Lacey(2)	2011	102,282	–	–	–	41,000	–	8,857	152,139
Executive Vice President and Chief Financial Officer
Charles B. Lowrey(3)	2011	–	–	–	–	–	–	–	–
Former Interim Senior Vice President & Chief Financial Officer	2010	–	–	–	–	–	–	–	–
Peter R. McCourt	2011	240,000	–	–	–	144,000	–	33,740	417,740
Executive Vice President of Global Sales & Marketing	2010	120,000(5)	70,000(6)	–	–	17,717	–	5,787	213,504
Jeffery D. Nigh	2011	250,000	–	–	–	147,000	–	14,769	411,769
Executive Vice President of Global Operations	2010	62,083(7)	–	–	–	26,619	–	3,510	92,212
Gregg Taylor	2011	208,750(8)	–	–	23,500	81,000	–	14,342	327,592
Vice President and Chief Accounting Officer	2010	121,212(9)	20,000(6)	–	–	30,549	–	2,223	173,984
Ronald B. Crowell	2011	13,960	–	–	–	–	–	–	13,960
Former Chief Financial Officer	2010	103,333(10)	–	–	–	–	–	6,395	109,728
_____________________
(1)
The amounts reported in this column reflect the aggregate grant date fair value of option awards granted to the NEO during fiscal years 2010 and 2011, computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718 “Stock Compensation.” These amounts reflect the calculated value of these awards on the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the officer. For accounting purposes, we use the Black-Scholes option pricing model to calculate the grant date fair value of stock options. See the “Grants of Plan-Based Awards” table for information regarding stock option awards to the NEOs during fiscal years 2010 and 2011.

(2)	Mr. Lacey joined our Company in August 2011.
(3)
During the fourth quarter of 2009, we engaged A&M. During the engagement, personnel from the consulting firm functioned in several interim management roles for our Company, including, but not limited to, Chief Financial Officer and Vice President of Operations. Mr. Lowrey, our former Interim Senior Vice President and Chief Financial Officer, was concurrently a managing director at the consulting firm. We paid a total of $9.8 million to A&M for services rendered during 2010 and a total of $2.7 million for services rendered during 2011. Of these amounts, we estimate that approximately $1.4 million and $1.0 million, respectively, was attributable to services rendered by Mr. Lowrey. Mr. Lowrey was employed by A&M. As such, this estimate reflects the portion of our total payments to A&M for services rendered during 2010 and 2011 by Mr. Lowrey, and does not reflect actual payments to Mr. Lowrey. Mr. Lowrey did not receive any compensation directly from us for services rendered during 2010 and 2011.

(4)	Mr. Arnold’s base salary was increased from $400,000 to $440,000 in September 2010.
(5)	Mr. McCourt joined our Company in July 2010 and his base salary was prorated to account for his date of hire.
(6)	Represents the portion of Mr. McCourt’s and Mr. Taylor’s bonus in 2010, which was guaranteed.
(7)	Mr. Nigh joined our Company in October 2010 and his base salary was prorated to account for his date of hire.
(8)	Mr. Taylor’s base salary was increased from $200,000 to $215,000 in June 2011.
(9)	Mr. Taylor joined our Company in May 2010 and his base salary was prorated to account for his date of hire.
(10)	Mr. Crowell served as our Chief Financial Officer from September 1, 2010 until January 11, 2011.

All Other Compensation

Name	Year	Club Dues ($)(A)	Executive health, Life and Disability Benefits ($)(B)	Relocation Expenses and Rental of Living Quarters ($)(C)	Car Allowance ($)(D)	Gundle/SLT 401(k) ($)(E)	Totals ($)
Mark C. Arnold	2011	–	9,954	–	5,720	5,133	20,807
	2010	375	13,216	42,386	1,855	–	57,832
William F. Lacey	2011	–	2,609	6,248	–	–	8,857
	2010	–	–	–	–	–	–
Jeffrey D. Nigh	2011	–	7,038	–	–	7,731	14,769
	2010	–	1,510	2,000	–	–	3,510
Peter R. McCourt	2011	–	6,857	26,883	–	–	33,740
	2010	–	2,018	3,769	–	–	5,787
Gregg Taylor	2011	–	6,563	–	–	7,779	14,342
	2010	–	2,223	–	–	–	2,223
Ronald B. Crowell	2011	–	–	–	–	–	–
	2010	–	1,051	5,344	–	–	6,395
____________________
(A)	Amounts represent reimbursement for annual club dues.
(B)	Amounts represent the annual premiums paid by us for executive employee Medical, Dental, Vision, Group Term Life and Disability Insurance.
(C)
With respect to Mr. Arnold, amounts represent $42,386 paid during 2010 for the rental of corporate housing for Mr. Arnold in Houston, Texas. With respect to Mr. Lacey, amounts represent $6,248 paid during 2011 for relocation expenses. With respect to Mr. Nigh, amounts represent $2,000 paid during 2010 for the rental of a corporate apartment for Mr. Nigh in Houston, Texas. With respect to Mr. McCourt, amounts represent $3,769 paid during 2010 for the rental of a corporate apartment for Mr. McCourt in Houston, Texas and $26,883 paid during 2011 for relocation expenses. With respect to Mr. Crowell, amounts represent $5,344 paid during 2010 for the rental of a corporate apartment in Houston, Texas.

(D)	Amounts represent the annual car allowance for Mr. Arnold.
(E)	Amounts represent the annual 401(K) company contribution under the Gundle/SLT 401(K) plan.

Grants of Plan-Based Awards

The following table sets forth awards and potential payouts to our NEOs pursuant to our incentive plans. The non-equity awards described below represent grants of annual performance-based incentive awards.

		Estimated potential payouts under non-equity incentive plan awards(1)(2)			All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Underlying Options (#)	Awards ($/sh)	Option Awards
Mark C. Arnold
Non-equity	January 1, 2011	–	264,000	528,000	–	–	–
William F. Lacey
Non-equity	August 22, 2011	–	112,000	168,000	–	–	–
Charles B. Lowrey	–	–	–	–	–	–	–
Peter R. McCourt
Non-equity	January 1, 2011	–	72,000	144,000	–	–	–
Jeffery D. Nigh
Non-equity	January 1, 2011	–	100,000	150,000	–	–	–
Gregg Taylor
Non-equity	January 1, 2011	–	50,000	86,000	36,210	5.11	23,500
Ronald B. Crowell
Non-equity	January 1, 2011	–	124,000	186,000	–	–	–
____________________
(1)
Represents estimated possible payouts on the grant date for performance-based cash incentive awards granted in 2011 for each of our NEOs. This is an annual cash incentive opportunity and, therefore, these awards are earned in the year of grant. See the column captioned “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for the actual payout amounts related to the 2011 performance-based cash incentives. See also “Compensation Discussion and Analysis – Performance-Based Cash Incentive Awards” for additional information about the 2011 performance-based cash incentives.

(2)
We have entered into bonus letter agreements with six of our NEOs, five of whom are currently still employed by us, which provide for the payment of sale or IPO bonuses, based upon the price of specified transactions, to encourage their efforts in maximizing the sale or offering price and minimize employment security concerns that may arise in the course of negotiating and completing a sale or an IPO. Amounts in the table above do not include potential payouts under such bonus letter agreements.

For a further description of such sale bonus awards and quantification of the actual 2012 payouts under such bonus awards based upon the initial offering price of $9.00 per share, refer to “Compensation Discussion and Analysis – Elements of Compensation – Bonus Letter Agreements” above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the outstanding equity awards of each of our NEOs as of December 31, 2011.

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($/Sh)	Option expiration date
Mark C. Arnold(1)	–	108,630(1)	–	6.15	September 14, 2019
William F. Lacey	–	–	–	–	–
Charles B. Lowrey	–	–	–	–	–
Peter R. McCourt	–	–	–	–	–
Jeffery D. Nigh	–	–	–	–	–
Gregg Taylor	–	36,210(2)	–	5.11	January 1, 2021
Ronald B. Crowell	–	–	–	–	–
_________________
(1)	Options become vested and exercisable in four equal installments on the first four anniversaries of the grant date if Mr. Arnold continues to be employed and subject to the terms of the option award.
(2)	Options fully vested on date of grant.

Option Exercises and Stock Vested

There were no options exercised in fiscal year 2011 by our NEOs. None of our NEOs held any stock awards in us that vested in fiscal year 2011.

Pension Benefits

Our NEOs did not participate in or have account balances in any defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

Our NEOs did not participate in or have account balances in any non-qualified deferred compensation plans sponsored by us.

Summary of Incentive Plans

2004 Stock Option Plan

The 2004 Stock Option Plan became effective upon the consummation of the Acquisition and was amended and restated in December 2008. Under the 2004 Stock Option Plan, the Board of Directors may from time to time grant up to 2,276,703 options to purchase our common stock to executives or other key employees or directors of GSE Holding and its subsidiaries. Both “nonqualified” stock options and “incentive” stock options may be granted under the 2004 Stock Option Plan with terms to be determined by our Board of Directors (or a committee thereof). The following is a summary of the material terms of the 2004 Stock Option Plan, but does not include all of the provisions of the 2004 Stock Option Plan. For further information about the 2004 Stock Option Plan, we refer you to the complete copy of the 2004 Stock Option Plan, which we have filed as an exhibit to this Annual Report on Form 10-K.

Administration.  The 2004 Stock Option Plan provides for its administration by the Compensation Committee of our Board of Directors, any committee designated by our Board of Directors to administer the 2004 Stock Option Plan or our Board of Directors. Among the committee’s powers are to determine the form, amount, recipients and other terms and conditions of awards, clarify, construe or resolve any ambiguity in the 2004 Stock Option Plan or any award agreement, amend the terms of outstanding awards and adopt such rules, forms, instruments and guidelines for administering the 2004 Stock Option Plan as it deems necessary or advisable. All actions, interpretations and determinations made by the committee or by our Board of Directors within its authority are final and binding.

Shares available.  The 2004 Stock Option Plan makes available an aggregate of 2,276,703 shares of our common stock, subject to adjustments. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of common stock pursuant to the award, the shares of our common stock allocable to such award, including the unexercised portion of such award, will again be available for purposes of the 2004 Stock Option Plan. In the event that we repurchase any shares of our common stock that were previously issued pursuant to an award under the 2004 Stock Option Plan, such shares will again be available for purposes of the 2004 Stock Option Plan.

Eligibility for participation.  Any of our executives, directors or other key employees who have been selected to participate in the 2004 Stock Option Plan by the committee are eligible to receive awards under the 2004 Stock Option Plan. Selection of eligible participants is within the sole and complete authority of the committee.

Types of awards.  The 2004 Stock Option Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, and other awards. The committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by us or our affiliates, or a company acquired by us or with which we combine.

Award agreement.  Awards granted under the 2004 Stock Option Plan are evidenced by written award agreements, which need not be identical, that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award, including, without limitation, terms providing for the acceleration of exercisability or vesting of awards in the event of a change in control or conditions regarding the participant’s employment, as determined by the committee in its sole discretion; provided, however, that in the event of any conflict between the provisions of the 2004 Stock Option Plan and any such award agreement, the provisions of the 2004 Stock Option Plan will prevail.

Awards.  An award granted under the 2004 Stock Option Plan will enable the holder to purchase a number of shares of our common stock on set terms. Awards will be presumed to be nonqualified stock options and are not intended to be incentive stock options unless clearly indicated by the committee in the award agreement. An award granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified stock option duly granted under the plan, provided that such award otherwise meets the 2004 Stock Option Plan’s requirements for nonqualified stock options. Each option will be subject to terms and conditions, including exercise price, vesting and conditions and timing of exercise, consistent with the 2004 Stock Option Plan and as the committee may impose from time to time.

The exercise price of an award granted under the 2004 Stock Option Plan will be determined by the committee; provided that, with respect to incentive stock options, the exercise price will not be less than 100% of the fair value of a share of our common stock on the date of grant and provided further that the exercise price of an incentive stock option granted to a person holding greater than 10% of our voting power may not be less than 110% of such fair value on such date. The committee will determine the term of each award at the time of grant in its discretion; however, the term may not exceed 10 years unless otherwise provided for by the committee, or, in the case of an incentive stock option granted to a 10% stockholder, five years.

Transferability.  An award will not be transferable or assignable by a participant except in the event of his death, subject to the applicable laws of descent and distribution, and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance shall be void and unenforceable against us or any of our subsidiaries or affiliates; provided that, as the committee may determine in its sole discretion, an award may be transferred to or among a participant’s spouse or descendants or any trust or other entity solely for the benefit of such participant and/or such participant’s spouse and/or descendants.

Stockholder rights.  Except as otherwise provided in the applicable award agreement, a participant has no rights as a stockholder with respect to shares of our common stock covered by any award until the participant becomes the record holder of such shares.

Adjustment of awards.  Notwithstanding any other provision of the 2004 Stock Option Plan, in the event of any corporate event or transaction such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares of our common stock, exchange of shares of our common stock, dividend in kind, extraordinary cash dividend, or other like change in capital structure, other than normal cash dividends, to our stockholders, or any similar corporate event or transaction, the committee, to prevent dilution or enlargement of participants’ rights under the 2004 Stock Option Plan, will, in its sole discretion, as applicable, (a) adjust the number and kind of shares of stock or other securities that may be issued under the 2004 Stock Option Plan, the number and kind of shares of our common stock or other securities subject to outstanding awards, and/or where applicable, the exercise price, base value or purchase price applicable to such awards; (b) grant a right to receive one or more payments of securities, cash and/or property, which right may be evidenced as an additional award under the 2004 Stock Option Plan, in respect of any outstanding award; or (c) provide for the settlement of any outstanding award, other than a stock option or stock appreciation right, in such securities, cash and/or other property as would have been received had the award been settled in full immediately prior to such corporate event or transaction; provided, however, that in the case of an adjustment made in accordance with (b) or (c) above, the right to any securities, cash and/or property may be issued subject to the same vesting schedule as the outstanding award being adjusted; and provided, further, that any adjustment shall comply with Section 409A of the Code to the extent applicable.

Amendment and termination.  Our Board of Directors or the committee may amend, alter, suspend, discontinue or terminate the 2004 Stock Option Plan or any portion thereof or any award, or award agreement, thereunder (to the extent that our Board or the committee would have had the authority under the 2004 Stock Option Plan initially to grant such award) at any time; provided that no such amendment, alteration, suspension, discontinuation or termination will be made (i) without stockholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the 2004 Stock Option Plan or the rules of any exchange upon which our common stock is listed and (ii) without the consent of the participants, if such action would impair the rights of any participant under any award granted to such participant under the 2004 Stock Option Plan. The committee may also amend the 2004 Stock Option Plan, any award or any outstanding award agreement in such manner as it deems necessary to permit the granting of awards meeting the requirements of applicable laws.

2011 Omnibus Incentive Compensation Plan

We adopted the 2011 Plan in connection with our IPO. The 2011 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock-based awards. Directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services for us, will be eligible for grants under the 2011 Plan. The purpose of the 2011 Plan is to provide incentives that will attract, retain and motivate highly competent officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The following is a summary of the material terms of the 2011 Plan, but does not include all of the provisions of the 2011 Plan. For further information about the 2011 Plan, we refer you to the complete copy of the 2011 Plan, which we have filed as an exhibit to this Annual Report on Form 10-K.

Administration.  The 2011 Plan provides for its administration by the Compensation Committee of our Board of Directors, any committee designated by our Board of Directors to administer the 2011 Plan or our Board of Directors. Among the committee’s powers are to determine the form, amount and other terms and conditions of awards, clarify, construe or resolve any ambiguity in any provision of the 2011 Plan or any award agreement, amend the terms of outstanding awards and adopt such rules, forms, instruments and guidelines for administering the 2011 Plan as it deems necessary or proper. All actions, interpretations and determinations by the committee or by our Board of Directors are final and binding.

Shares available.  The 2011 Plan makes available an aggregate of 2,000,000 shares of our common stock, subject to adjustments. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without consideration, shares of our common stock allocable to such award, including the unexercised portion of such award, will again be available for purposes of the 2011 Plan. If any award is exercised by tendering shares of our common stock to us, either as full or partial payment, in connection with the exercise of such award under the 2011 Plan or to satisfy our withholding obligation with respect to an award, only the number of shares of our common stock issued net of such shares tendered will be deemed delivered for purposes of determining the maximum number of shares of our common stock then available for delivery under the 2011 Plan.

Eligibility for participation.  Members of our Board of Directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates are eligible to receive awards under the 2011 Plan. The selection of participants is within the sole discretion of the committee.

Types of awards.  The 2011 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, collectively, the options, stock appreciation rights, shares of restricted stock, or the restricted stock, restricted stock units, rights to dividend equivalents and other stock-based awards (collectively, the “awards”). The committee will, with regard to each award, determine the terms and conditions of the award, including the number of shares subject to the award, the vesting terms of the award, and the purchase price for the award. Awards may be made in assumption of or in substitution for outstanding awards previously granted by us or our affiliates, or a company acquired by us or with which we combine.

Award agreement.  Awards granted under the 2011 Plan will be evidenced by award agreements, which need not be identical, that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award, including, without limitation, terms providing for the acceleration of exercisability or vesting of awards in the event of a change in control or conditions regarding the participant’s employment, as determined by the committee in its sole discretion; provided, however, that in the event of any conflict between the provisions of the 2011 Plan and any such award agreement, the provisions of the 2011 Plan will prevail.

Options.  An option granted under the 2011 Plan will enable the holder to purchase a number of shares of our common stock on set terms. Options will be designated as either a nonqualified stock option or an incentive stock option. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. None of us, including any of our affiliates or the committee, will be liable to any participant or to any other person if it is determined that an option intended to be an incentive stock option does not qualify as an incentive stock option. Each option will be subject to terms and conditions, including exercise price, vesting and conditions and timing of exercise, consistent with the 2011 Plan and as the committee may impose from time to time.

The exercise price of an option granted under the 2011 Plan will be determined by the committee and it is expected that the exercise price will not be less than 100% of the fair value of a share of our common stock on the date of grant, provided the exercise price of an incentive stock option granted to a person holding greater than 10% of our voting power may not be less than 110% of such fair value on such date. The committee will determine the term of each option at the time of grant in its discretion; however, the term may not exceed 10 years or, in the case of an incentive stock option granted to a 10% stockholder, five years.

Stock appreciation rights.  A stock appreciation right entitles the holder to receive, upon its exercise, the excess of the fair value of a specified number of shares of our common stock on the date of exercise over the grant price of the stock appreciation right. The payment of the value may be in the form of cash, shares of our common stock, other property or any combination thereof, as the committee determines in its sole discretion. Stock appreciation rights may be granted alone or in tandem with any option at the same time such option is granted, or a tandem SAR. A tandem SAR is only exercisable to the extent that the related option is exercisable and expires no later than the expiration of the related option. Upon the exercise of all or a portion of a tandem SAR, a participant is required to forfeit the right to purchase an equivalent portion of the related option, and vice versa. Subject to the terms of the 2011 Plan and any applicable award agreement, the grant price, which is not expected to be less than 100% of the fair value of a share of our common stock on the date of grant, term, methods of exercise, methods of settlement, and any other terms and conditions of any stock appreciation right will be determined by the committee. The committee may impose such other conditions or restrictions on the exercise of any stock appreciation right as it may deem appropriate.

Restricted stock.  The committee may, in its discretion, grant awards of restricted stock. Restricted stock may be subject to such terms and conditions, including vesting, as the committee determines appropriate, including, without limitation, restrictions on the sale or other disposition of such shares of our common stock. The committee may require the participant to deliver a duly signed stock power, endorsed in blank, relating to shares of our common stock covered by such an award. The committee may also require that the stock certificates evidencing such shares be held in custody or bear restrictive legends until the restrictions thereon shall have lapsed. Unless otherwise determined by the committee and set forth in the award agreement, a participant holding restricted stock will have the right to vote and receive dividends with respect to such restricted stock.

Restricted stock units.  The committee may, in its discretion, grant awards of restricted stock units (“RSUs”). RSUs are awards that provide for the deferred delivery of a specified number of shares of our common stock. RSUs may be subject to such terms and conditions, including vesting, as the committee determines appropriate.

Dividend equivalents.  The committee may, in its discretion, grant dividend equivalents based on the dividends declared on shares that are subject to any award. The grant of dividend equivalents may be treated as a separate award. Such dividend equivalents will be converted to cash or shares by such formula and at such time and subject to such limitations as may be determined by the committee. As determined by the committee, dividend equivalents granted with respect to any option or stock appreciation right may be payable regardless of whether such option or stock appreciation right is subsequently exercised.

Other share-based awards.  The committee, in its discretion, may grant awards of shares of our common stock and awards that are valued, in whole or in part, by reference to, or are otherwise based on the fair market value of, such shares, or other share-based awards. Such other share-based awards will be in such form, and dependent on such conditions, as the committee may determine, including, without limitation, the right to receive one or more shares of our common stock, or the equivalent cash value of such stock, upon completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. Subject to the provisions of the 2011 Plan, the committee will determine to whom and when other share-based awards will be made, the number of shares of our common stock to be awarded under, or otherwise related to, such other share-based awards, whether such other share-based awards shall be settled in cash, shares of our common stock or a combination of cash and such shares, and all other terms and conditions of such awards.

Transferability.  Except as otherwise determined by the committee, an award will not be transferable or assignable by a participant except in the event of his death, subject to the applicable laws of descent and distribution, and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance shall be void and unenforceable against us or any of our subsidiaries or affiliates. Any permitted transfer of the awards to heirs or legatees of a participant will not be effective to bind us unless the committee has been furnished with written notice thereof and a copy of such evidence as the committee may deem necessary to establish the validity of the transfer and the acceptance by the transferee or transferees of the terms and conditions of the 2011 Plan and any award agreement.

Stockholder rights.  Except as otherwise provided in the applicable award agreement, a participant has no rights as a stockholder with respect to shares of our common stock covered by any award until the participant becomes the record holder of such shares.

Adjustment of awards.  Notwithstanding any other provision of the 2011 Plan, in the event of any corporate event or transaction such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, stock split, reverse stock split, split up, spin-off, combination of shares of our common stock, exchange of shares of our common stock, dividend in kind, extraordinary cash dividend, or other like change in capital structure, other than normal cash dividends, to our stockholders, or any similar corporate event or transaction, the committee, to prevent dilution or enlargement of participants’ rights under the 2011 Plan, may, in its sole discretion, as applicable, (a) adjust the number and kind of shares of stock or other securities that may be issued under the 2011 Plan, the number and kind of shares of our common stock or other securities subject to outstanding awards, and/or where applicable, the exercise price, base value or purchase price applicable to such awards; (b) grant a right to receive one or more payments of securities, cash and/or property, which right may be evidenced as an additional award under the 2011 Plan, in respect of any outstanding award; or (c) provide for the settlement of any outstanding award, other than a stock option or stock appreciation right, in such securities, cash and/or other property as would have been received had the award been settled in full immediately prior to such corporate event or transaction; provided, however, that in the case of an adjustment made in accordance with (b) or (c) above, the right to any securities, cash and/or property may be issued subject to the same vesting schedule as the outstanding award being adjusted; and provided, further, that any adjustment shall comply with Section 409A of the Code to the extent applicable. Should the vesting of any award be conditioned upon our attainment of performance conditions, our Board of Directors may make such adjustments to the terms and conditions of such awards and the criteria therein to recognize unusual and non-recurring events affecting us or in response to changes in applicable laws, regulations or accounting principles.

In the event we are a party to a merger or consolidation or similar transaction, including a change in control, unless otherwise prohibited under applicable law or by the applicable rules and regulations of national securities exchanges or unless the committee determines otherwise in an award agreement, the committee is authorized, but not obligated, to make adjustments in the terms and conditions of outstanding awards, including, without limitation, the continuation or assumption of such outstanding awards under the 2011 Plan by us, if we are the surviving company or corporation, or by the surviving company or corporation or its parent; substitution by the surviving company or corporation or its parent of awards with substantially the same terms for such outstanding awards; accelerated exercisability, vesting and/or lapse of restrictions under all then outstanding awards immediately prior to the occurrence of such event; upon written notice, provided that any outstanding awards must be exercised, to the extent then exercisable, within twenty days immediately prior to the scheduled consummation of the event, or such other period as determined by the committee, in either case contingent upon the consummation of the event, at the end of which period such awards shall terminate to the extent not so exercised within such period; and cancellation of all or any portion of outstanding awards for fair value, as determined in the sole discretion of the committee, which, in the case of options and stock appreciation rights, may equal the excess, if any, of the value of the consideration to be paid in the change in control transaction to holders of the same number of shares subject to such awards or, if no such consideration is paid, fair value of our shares of common stock subject to such outstanding awards or portion thereof being canceled, over the aggregate option price or grant price, as applicable, with respect to such awards or portion thereof being canceled.

Amendment and termination.  Our Board of Directors may amend, alter, suspend, discontinue, or terminate the 2011 Plan or any portion thereof or any award, or award agreement, thereunder at any time; provided that no such amendment, alteration, suspension, discontinuation or termination may be made (i) without stockholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the 2011 Plan and (ii) without the consent of the participant, if such action would materially diminish any of the rights of any participant under any award granted to such participant under the 2011 Plan; provided, however, the committee may amend the 2011 Plan, any award or any award agreement in such manner as it deems necessary to permit the granting of awards meeting the requirements of applicable laws.

Compliance with Section 409A of the Code.  To the extent that the 2011 Plan and/or awards are subject to Section 409A of the Code, the committee may, in its sole discretion and without a participant’s prior consent, amend the 2011 Plan and/or awards, adopt policies and procedures, or take any other actions, including amendments, policies, procedures and actions with retroactive effect, as are necessary or appropriate to (a) exempt any award from the application of Section 409A, (b) preserve the intended tax treatment of any such award, or (c) comply with the requirements of Section 409A, United States Treasury regulations and other interpretive guidance issued thereunder, including without limitation any such regulations or other guidance that may be issued after the date of the grant. The 2011 Plan shall be interpreted at all times in such a manner that the terms and provisions of the 2011 Plan and awards comply with

Section 409A and any guidance issued thereunder. Neither we nor the committee has any obligation to take any action to prevent the assessment of any excise tax on any person with respect to any award under Section 409A, and none of us or any of our subsidiaries or affiliates, or any of our employees or representatives, has any liability to a participant with respect thereto.

Effective date.  The 2011 Plan became effective February 9, 2012.

Employment Agreements

The following summaries provide a description of the formalized agreements we have entered into with certain of our executive officers covering the terms of their employment and/or potential severance benefits.

Mark C. Arnold

Term.  Pursuant to an employment agreement dated September 14, 2009 and amended and restated on March 4, 2010, the term of Mr. Arnold’s employment commenced on September 14, 2009. Mr. Arnold’s employment is “at will,” and either we or Mr. Arnold may terminate his employment at any time, for any reason, with or without notice to the other.

Salary and Bonus.  The employment agreement provides for a base salary of $400,000 annually and, beginning in September 2010, $440,000 annually. Mr. Arnold is eligible to receive an annual bonus with the potential for awards up to 120% of Mr. Arnold’s base salary, payable based on our achievement of financial performance goals and achievement of personal goals and objectives of Mr. Arnold, as established by the Board.

Automobile.  Mr. Arnold’s employment agreement entitles Mr. Arnold to a company vehicle for business and personal use, with our company responsible for all licenses, road taxes, tolls, parking, maintenance, gasoline, insurance and other operating costs.

Severance Payments.  If Mr. Arnold’s employment is terminated (i) by us without “Cause,” (ii) due to his “Disability” or (iii) by Mr. Arnold’s “Voluntary Termination” within six months of a “Change in Control” (each as defined in Mr. Arnold’s employment agreement), Mr. Arnold will be entitled to severance payments in an amount equal to his annual base salary, payable in equal installments over a period of twelve months, and continuation of Mr. Arnold’s existing group medical benefits for twelve months, with premiums to be paid by Mr. Arnold at the same rate paid by employees who have not been terminated.

Change in Control Severance Payments.  If within six months after a “Change in Control” (as defined in Mr. Arnold’s employment agreement), Mr. Arnold is terminated by us without Cause or is not offered a position of equal or greater scope of responsibility and annual cash consideration by the successor to us or our parent (as applicable), in addition to continued coverage under our group health plan for a period of eighteen months, Mr. Arnold will also be entitled to an aggregate amount equal to the sum of (A) thirty-six months of Mr. Arnold’s base salary then in effect plus (B) an amount equal to the average of the bonuses for the three most recent years, payable in equal installments over a period of thirty-six months.

Restrictive Covenants.  The employment agreement prohibits Mr. Arnold from competing with us during his employment period and for a period of one year thereafter and from disclosing our confidential information during his employment and at any time thereafter.

Jeffery D. Nigh

Term.  Mr. Nigh’s employment commenced on October 1, 2010, pursuant to an offer letter dated August 30, 2010. Mr. Nigh’s employment is “at will,” and either we or Mr. Nigh may terminate his employment at any time, for any reason, with or without prior notice to the other.

Salary and Bonus.  The offer letter provides for a base salary of $250,000 annually, and Mr. Nigh is eligible to receive an annual bonus with the potential for awards up to 60% of Mr. Nigh’s base salary, based on the achievement of certain EBITDA targets and personal goals.

Change in Control Severance Payments.  Pursuant to a Change of Control & Retention Agreement effective October 1, 2010, Mr. Nigh will be entitled to a lump sum payment in the amount of twelve times Mr. Nigh’s monthly base salary plus the targeted bonus for the calendar year, if he experiences a “Qualifying Termination” upon or within six months following a “Change in Control” (each as defined in the Change of Control & Retention Agreement), subject to Mr. Nigh’s execution of a full waiver and release of all claims against us.

Restrictive Covenants.  The terms of Mr. Nigh’s employment prohibit him from disclosing any of our confidential information, including information relating to our intellectual property, during his employment and at any time thereafter.

Peter R. McCourt

Term.  Mr. McCourt’s employment commenced on July 1, 2010, pursuant to an offer letter dated May 28, 2010. Mr. McCourt’s employment is “at will,” and either we or Mr. McCourt may terminate his employment at any time, for any reason, with or without prior notice to the other.

Salary and Bonus.  The offer letter provides for a base salary of $240,000 annually, and Mr. McCourt is eligible to receive an annual bonus with the potential for awards up to 60% of Mr. McCourt’s base salary, based on the achievement of certain EBITDA targets and personal goals.

Change in Control Severance Payments.  Pursuant to a Change of Control & Retention Agreement dated July 1, 2010, Mr. McCourt will be entitled to a lump sum payment in the amount of twelve times Mr. McCourt’s monthly base salary plus the targeted bonus for the calendar year, if he experiences a “Qualifying Termination” upon or within six months following a “Change in Control” (each as defined in the Change of Control & Retention Agreement), subject to Mr. McCourt’s execution of a full waiver and release of all claims against us.

Restrictive Covenants.  The terms of Mr. McCourt’s employment prohibit him from disclosing any of our confidential information, including information relating to our intellectual property, during his employment and at any time thereafter.

Gregg Taylor

Term.  Mr. Taylor’s employment commenced on May 24, 2010, pursuant to an offer letter dated April 16, 2010. Mr. Taylor’s employment is “at will,” and either we or Mr. Taylor may terminate his employment at any time, for any reason, with or without prior notice to the other.

Salary and Bonus.  The offer letter provides for a base salary of $200,000 annually, and Mr. Taylor is eligible for an annual performance-based bonus, with the potential for awards up to 40% of Mr. Taylor’s base salary, based on the achievement of certain EBITDA targets and personal goals.

Change in Control Severance Payments.  Pursuant to a Change in Control Agreement dated July 28, 2011, Mr. Taylor will be entitled to a payment in the amount of twelve times his monthly base salary, payable monthly over a twelve-month period, plus the targeted bonus for the calendar year, payable as a lump sum payment, if his employment is terminated within six months following a “Change in Control” (as defined in the Change in Control Agreement), subject to Mr. Taylor’s execution of a full waiver and release of claims against us.

Stock Options.  Pursuant to Mr. Taylor’s offer letter, he was granted 36,210 stock options in our company, which were fully vested upon issuance on January 1, 2011.

Restrictive Covenants.  The terms of Mr. Taylor’s employment prohibit him from disclosing any of our confidential information, including information relating to our intellectual property, during his employment and at any time thereafter.

William F. Lacey

Term.  Mr. Lacey’s employment commenced on August 22, 2011, pursuant to an offer letter dated August 4, 2011. Mr. Lacey’s employment is “at will,” and either we or Mr. Lacey may terminate his employment at any time, for any reason, with or without prior notice to the other.

Salary and Bonus.  The offer letter provides for an annual base salary of $280,000, and Mr. Lacey is eligible to receive an annual bonus with the potential for awards up to 60% of Mr. Lacey’s base salary, based on the achievement of certain EBITDA targets and individual performance.

Change in Control Severance Payments.  Pursuant to a Change in Control Agreement dated August 4, 2011, in the event of a “Qualifying Termination” upon or within six months following a “Change in Control” (each as defined in the Change in Control Agreement), Mr. Lacey will be entitled to a lump sum payment in the amount of twelve times Mr. Lacey’s monthly base salary plus the targeted bonus for the calendar year, subject to Mr. Lacey’s execution of a full waiver and release of all claims against us.

Restrictive Covenants.  The terms of Mr. Lacey’s employment prohibit him from disclosing any of our confidential information, including information relating to our intellectual property, during his employment and at any time thereafter.

Joellyn Champagne

Separation Date.  Pursuant to a separation and release agreement dated November 17, 2011, the term of Ms. Champagne’s employment ended on November 30, 2011.

Severance Payments.  The separation agreement provides for total severance payments in the amount of $260,000.

Release.  The separation agreement releases and discharges us from any potential liabilities arising out of Ms. Champagne’s employment or separation from us.

Ronald B. Crowell

Separation Date.  Pursuant to a Separation and Release Agreement dated February 23, 2011, the term of Mr. Crowell’s employment ended on January 11, 2011.

Severance Payments.  The separation agreement provides for total severance payments in the amount of $565,000.

Release.  The separation agreement releases and discharges us from any potential liabilities arising out of Mr. Crowell’s employment or separation from us.

Potential Payments Upon Termination and Change in Control

This table shows the potential compensation due to NEOs upon a change in control or termination of employment – related or unrelated to a change in control – by us without cause or by the executive with good reason, due to the executive’s death or disability, and by us with cause or by the executive without good reason. The amounts shown assume that a change in control or termination of employment was effective December 31, 2011. The amounts shown are only estimates of the amounts that would be due to the executives upon a change in control or termination of employment and do not reflect tax positions we may take or the accounting treatment of such payments. Actual amounts due can only be determined at the time of a change in control or separation and are subject to all of the terms and conditions of each applicable agreement with executive. Although the calculations are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and do not represent the actual amount an executive would receive if an eligible change in control or termination event were to occur.

	Change in Control(1)(2)					Absence of a Change in Control
	Without Cause	With Cause(3)(4)	Voluntary(5)	Death(4)	Disability(5)	Without Cause	With Cause(4)	Voluntary(4)	Death(4)	Disability(5)
Mark C. Arnold(6)
Base Salary	$1,338,333	$18,333	$440,000	$18,333	$440,000	$440,000	$18,333	$18,333	$18,333	$440,000
Bonus	3,588,119	3,462,577	–	–	–	–	–	–	–	–
Other Benefits	30,551	–	20,367	–	20,367	–	–	–	–	–
Value of Accelerated Equity(4)	154,798	–	–	–	–	–	–	–	–	–
Total	5,111,801	3,480,910	460,367	18,333	460,367	440,000	18,333	18,333	18,333	440,000
Peter McCourt(7)(8)
Base Salary	240,000	10,000	10,000	10,000	10,000	240,000	10,000	10,000	10,000	10,000
Bonus	1,009,644	865,644	–	–	–	144,000	–	–	–	–
Other Benefits	–	–	–	–	–	–	–	–	–	–
Value of Accelerated Equity(4)	–	–	–	–	–	–	–	–	–	–
Total	1,249,644	875,644	10,000	10,000	10,000	384,000	10,000	10,000	10,000	10,000
Jeffrey Nigh(7)(9)
Base Salary	250,000	10,416	10,416	10,416	10,416	250,000	10,416	10,416	10,416	10,416
Bonus	1,015,644	865,644	–	–	–	150,000	–	–	–	–
Other Benefits	–	–	–	–	–	–	–	–	–	–
Value of Accelerated Equity(4)	–	–	–	–	–	–	–	–	–	–
Total	1,265,644	876,060	10,416	10,416	10,416	400,000	10,416	10,416	10,416	10,416
Gregg Taylor(10)(11)
Base Salary	215,000	8,958	8,958	8,958	8,958	8,958	8,958	8,958	8,958	8,958
Bonus	396,048	288,548	–	–	–	–	–	–	–	–
Other Benefits	–	–	–	–	–	–	–	–	–	–
Value of Accelerated Equity(4)	–	–	–	–	–	–	–	–	–	–
Total	611,048	297,506	8,958	8,958	8,958	8,958	8,958	8,958	8,958	8,958
William F. Lacey(12)
Base Salary	280,000	11,667	11,667	11,667	11,667	11,667	11,667	11,667	11,667	11,667
Bonus	1,033,644	865,644	–	–	–	–	–	–	–	–
Other Benefits	–	–	–	–	–	–	–	–	–	–
Value of Accelerated Equity(4)	–	–	–	–	–	–	–	–	–	–
Total	1,313,644	877,311	11,667	11,667	11,667	11,667	11,667	11,667	11,667	11,667
__________________
(1)
Ronald B. Crowell, our former Senior Vice President and Chief Financial Officer, left us in January 2011 and was paid $565,000 in connection with the termination of his employment. Ernest C. English, our former controller, left us on May 24, 2010 and was paid $564,066 in connection with the termination of his employment.

(2)
Charles B. Lowrey, our former Interim Senior Vice President and Chief Financial Officer, was concurrently a managing director at, and received compensation from, A&M. As a result, Mr. Lowrey was not entitled to any payment from us upon a change in control or termination event.

(3)
Pursuant to the terms of a Change of Control & Retention Agreement, if the executive’s employment is terminated for cause or the executive resigns from employment after a change in control event, the executive is not entitled to any severance benefits other than salary earned and vacation accrued up to and including the date of termination.

(4)
Pursuant to the terms of that Employment Agreement, if the executive’s employment is terminated by us for cause, by the executive voluntarily (other than within six months after a change in control), or upon the executive’s death, the executive is entitled to base salary due through the date of termination and all benefits under our benefit plans and programs in which the employee participates, subject to the terms and conditions of such plans.

With respect to Mr. Arnold, cause is defined as any of the following activities: (i) commission of a crime involving theft, fraud, embezzlement or other felony or otherwise involving dishonesty, in each case with respect to our company, (ii) willful refusal without proper legal cause to perform his duties and responsibilities (with 30 day grace period after notice), (iii) engaging in conduct which would constitute material breach of the employment agreement, our code of ethics, policies or regulations (with 20 day grace period after notice), or engaging in improper conduct which would result in material injury to our company (as determined by the Board of Directors in good faith), (iv) willful misconduct injurious to our company and (v) conduct tending to bring our company into substantial public disgrace or disrepute. Disability is defined as an illness or other disability which prevents the employee from discharging his responsibilities under the employment agreement for a period of 180 consecutive calendar days or for an aggregate of 180 calendar days in any calendar year, all as determined in good faith by the Board of Directors. Voluntary termination is defined as a decision to terminate employment communicated by written notice delivered to our company indicating the specific termination provision relied upon, the facts and circumstances claimed to provide a basis for termination and the specific termination date (which must be within 30 days) if other than the date of receipt of such notice. Change in control is defined as any of the following occurrences: (i) a merger or agreement to merger by which our stockholders own less than 50% of the surviving entity, (ii) our sale, or agreement to sell, all or substantially all of our assets to any other person or entity, (iii) our dissolution, (iv) any third person or entity together with its affiliates (other than CHS and its affiliates or a management buyout of which Mr. Arnold is a member) becomes or publicly announces its intention to become, directly or indirectly, the beneficial owner of at least 50% of our common stock or (v) if individuals appointed or requested by CHS or its affiliates cease to constitute a majority of the individuals on the Board of Directors.

With respect to Mr. Nigh, Mr. Lacey, Mr. Taylor and Mr. McCourt, cause is defined as any of the following activities: (i) dishonesty, gross negligence or breach of fiduciary duty, (ii) indictment for, conviction of or no contest plea to an act of theft, fraud or embezzlement, (iii) commission of a felony, (iv) material breach of any company policy and (v) substantial and continuing failure to render services in accordance with the employee’s obligations (with a 30-day grace period). Change in control is defined as any of the following occurrences: (i) consummation of any sale, exchange, or other disposition of all or substantially all of the assets of our company (including assets of our affiliates) and (ii) the transfer of beneficial ownership of more than 50% of the voting power of issued and outstanding stock by any person or group.

(5)
Pursuant to the terms of that Employment Agreement, if the executive’s employment is terminated by us without cause, due to the executive’s disability, or by the executive voluntarily within six months after a change in control, the executive is entitled to receive: (1) base salary due through the date of termination; (2) an amount equal to the base salary in effect on the date of termination, payable in equal installments over a period of twelve months and (3) all company semi-monthly or monthly contributions made under our benefit plans and programs in which the employee participates through the date of termination, subject to the terms and conditions of such plans. Group medical benefits for the employee and dependents of the employee on the date of termination are continued for twelve months, with premiums to be paid by the employee at the same rate paid by employees whose employment has not been terminated.

(6)
Pursuant to the terms of his bonus letter agreement, Mr. Arnold is entitled to a cash bonus equal to 3.0% of the net equity proceeds upon a change of control. If the change of control is an Initial Public Offering (as defined in the bonus letter agreement) 65% of such bonus will be in the form of shares of our common stock and 35% of such bonus will be in cash. For purposes of the table, the calculation is based on an equity value equal to the initial public offering price of $9.00 per share.  As noted above under “Compensation Discussion and Analysis – Elements of Compensation – Bonus Letter Agreements,” Mr. Arnold received his bonus award immediately prior to the closing of our IPO in February 2012, after which his bonus letter agreement expired and is no longer in effect. Accordingly, Mr. Arnold would not be entitled to such a bonus award upon the occurrence of another change of control.

(7)
Pursuant to the terms of a Change of Control & Retention Agreement, if the executive’s employment is terminated without cause in connection with a change in control experienced upon or within six months following the change in control, the executive is entitled to receive, in addition to any salary earned and vacation accrued up to and including the date of termination, twelve times the executive’s monthly base salary, along with payment of the targeted bonus for the calendar year, payable as a lump sum payment within seven days of the date that the executive executes a waiver and release in favor of our company.

(8)
Pursuant to the terms of his bonus letter agreement, Mr. McCourt is entitled to a cash bonus equal to 0.75% of the net equity proceeds upon a change of control. If the change of control is an Initial Public Offering (as defined in the bonus letter agreement) 65% of such bonus will be in the form of shares of our common stock and 35% of such bonus will be in cash. For purposes of the table, the calculation is based on an equity value equal to the initial public offering price of $9.00 per share.  As noted above under “Compensation Discussion and Analysis – Elements of Compensation – Bonus Letter Agreements,” Mr. McCourt received his bonus award immediately prior to the closing of our IPO in February 2012, after which his bonus letter agreement expired and is no longer in effect. Accordingly, Mr. McCourt would not be entitled to such a bonus award upon the occurrence of another change of control.

(9)
Pursuant to the terms of his bonus letter agreement, Mr. Nigh is entitled to a cash bonus equal to 0.75% of the net equity proceeds upon a change of control. If the change of control is an Initial Public Offering (as defined in the bonus letter agreement) 65% of such bonus will be in the form of shares of our common stock and 35% of such bonus will be in cash. For purposes of the table, the calculation is based on an equity value equal to the initial public offering price of $9.00 per share.  As noted above under “Compensation Discussion and Analysis – Elements of Compensation – Bonus Letter Agreements,” Mr. Nigh received his bonus award immediately prior to the closing of our IPO in February 2012, after which his bonus letter agreement expired and is no longer in effect. Accordingly, Mr. Nigh would not be entitled to such a bonus award upon the occurrence of another change of control.

(10)
Pursuant to the terms of a Change in Control Agreement, if the executive’s employment is terminated within six months following a Change in Control (as defined in the Change in Control Agreement), the executive is entitled to receive, in addition to any salary earned and vacation accrued up to and including the date of termination, twelve times the executive’s monthly base salary, payable monthly over the twelve-month period following the date that the executive executes a waiver and release in favor of us, along with payment of the targeted bonus for the calendar year, payable as a lump sum payment within seven days of such date. Assumes Mr. Taylor’s Change in Control Agreement, which was entered into on July 28, 2011, was in place as of December 31, 2010.

(11)
Pursuant to the terms of his bonus letter agreement, Mr. Taylor is entitled to a cash bonus equal to 0.25% of the net equity proceeds upon a change of control. If the change of control is an Initial Public Offering (as defined in the bonus letter agreement) 65% of such bonus will be in the form of shares of our common stock and 35% of such bonus will be in cash. For purposes of the table, the calculation is based on an equity value equal to the initial public offering price of $9.00 per share.  As noted above under “Compensation Discussion and Analysis – Elements of Compensation – Bonus Letter Agreements,” Mr. Taylor received his bonus award immediately prior to the closing of our IPO in February 2012, after which his bonus letter agreement expired and is no longer in effect. Accordingly, Mr. Taylor would not be entitled to such a bonus award upon the occurrence of another change of control.

(12)
Pursuant to the terms of his bonus letter agreement, Mr. Lacey is entitled to a cash bonus equal to 0.75% of the net equity proceeds upon a change of control. If the change of control is an Initial Public Offering (as defined in the bonus letter agreement) 65% of such bonus will be in the form of shares of our common stock and 35% of such bonus will be in cash. For purposes of the table, the calculation is based on an equity value equal to the initial public offering price of $9.00 per share.  As noted above under “Compensation Discussion and Analysis – Elements of Compensation – Bonus Letter Agreements,” Mr. Lacey received his bonus award immediately prior to the closing of our IPO in February 2012, after which his bonus letter agreement expired and is no longer in effect. Accordingly, Mr. Lacey would not be entitled to such a bonus award upon the occurrence of another change of control.

Director Compensation

We do not pay our employee directors or directors affiliated with CHS fees for services as directors. All of our directors are reimbursed for their reasonable expenses, if any, of attendance at meetings of the Board of Directors or a committee of the Board of Directors.

Our Board of Directors consisted of the following non-employee directors during fiscal 2011: Michael G. Evans, Marcus J. George, Richard E. Goodrich, Robert C. Griffin, Daniel J. Hennessy and Charles A. Sorrentino.  Mr. Hennessy subsequently resigned as a director upon the consummation of our IPO in February 2012.

Messrs. George and Hennessy are partners of CHS. Pursuant to the management agreement, during fiscal 2011, we paid management fees and expense reimbursements of $2.0 million to CHS. CHS rendered various services to us in consideration for the aforementioned management fees. In addition, during 2011, we amended our management agreement and paid CHS a fee of $2.0 million in connection with certain refinancing transactions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – The Refinancing Transactions; Description of Long-Term Indebtedness” for further information.

During 2010, we paid Messrs. Evans and Goodrich, our non-employee directors who are not affiliated with CHS:

•	an annual retainer fee of $20,000, paid quarterly in advance;

•	a committee annual retainer of $5,000, paid quarterly in advance;

•	a committee chairman annual retainer of $5,000, paid quarterly in advance; and

•	meeting fees for board and committees of $1,000, paid quarterly in arrears.

Although the independent directors are also eligible to participate in the 2004 Stock Option Plan, no awards had been granted to the independent directors as of December 31, 2011. In 2006, Mr. Goodrich purchased 7,242 shares and Mr. Evans purchased 4,892 shares of GSE Holding common stock at $5.11 per share, which was the price paid by CHS for the stock in connection with the Acquisition.

Effective June 20, 2011, the compensation for our non-employee and non-affiliated directors changed as follows:

•	the annual retainer fee increased from $20,000 to $35,000, paid quarterly in advance;

•	a new $1,500 board meeting fee, paid in advance;

•	the committee annual retainer of $5,000 changed to a $1,000 committee meeting fee, paid in advance;

•
a committee chairman annual retainer changed to $10,000 for the chairman of the audit committee and changed to $7,500 for the chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee, in each case paid quarterly in advance; and

•	the non-executive chairman of our Board of Directors received an additional retainer fee of $52,500 per year, paid quarterly in advance.

In addition, on February 13, 2012, in connection with our IPO and under the 2011 Plan, each of our non-employee directors who is not affiliated with CHS received a grant of restricted stock equal to $45,000 divided by the initial public offering price of $9.00 per share, or 5,000 shares, which will vest after one year. For each year of continued service thereafter, it is expected that non-employee and non-affiliated directors will receive an annual equity grant with a grant date fair value of approximately $45,000.

The following table summarizes the compensation that our non-employee and non-affiliated directors earned for services as members of our Board or any committee thereof during 2011, including amounts for meetings through December 31, 2011.

2011 Director Compensation and Benefits

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Michael G. Evans	45,000	–	–	–	–	–	45,000
Richard E. Goodrich	50,000	–	–	–	–	–	50,000
Robert C. Griffin	25,750	–	–	–	–	–	25,750
Charles A. Sorrentino	24,250	–	–	–	–	–	24,250
________________
(1)
Reflects annual fees paid to our non-employee and non-affiliated directors for their Board service during 2011. Messrs. George and Hennessy did not receive compensation for services as a non-employee director during 2011. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for a description of our management agreement with CHS.

None of our non-executive directors had unexercised option awards (either exercisable or unexercisable) or unvested shares of restricted stock awards at December 31, 2011. Director compensation is reviewed annually by the Compensation Committee and, except as described above, paid quarterly. In addition, directors are reimbursed for their business expenses related to their attendance at board and committee meetings, including room, meals and transportation to and from board and committee meetings (e.g., commercial flights, cars and parking).

Compensation Committee Interlocks and Insider Participation

Decisions on executive compensation for 2011 were made by our Compensation Committee, based upon the recommendations of the CEO with respect to the other executives.  Until December 15, 2011, the Compensation Committee consisted of Messrs. Evans (Chairman), Hennessy, George and Arnold.  Effective December 15, 2011, the Compensation Committee consisted of Messrs. Evans (Chairman), Goodrich, Griffin and Sorrentino.  No member of the Committee was an officer or employee of our company or had any relationship with us that is required to be disclosed as a Compensation Committee Interlock as described in Item 407(e)(4) of Regulation S-K promulgated by the SEC.

Mr. Hennessy is a partner and founder, and Mr. George is a partner, of CHS.  CHS has a controlling ownership interest in us.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for information regarding transactions with CHS.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the compensation discussion and analysis (“CD&A”) contained in Item 11, “Executive Compensation” of this Annual Report on Form 10-K.  Based on the Compensation Committee’s review of the CD&A and the Compensation Committee’s discussions of the CD&A with management, the Compensation Committee recommended to our Board of Directors, and our Board of Directors has approved, that the CD&A be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Board of Directors

Michael G. Evans (Chairman)
Richard E. Goodrich
Robert C. Griffin
Charles A. Sorrentino

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 30, 2012 regarding the beneficial ownership of our common stock by:

•	each person or group who is known by us to own beneficially more than 5.0% of our outstanding common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of March 30, 2012 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 19,338,454 shares of common stock outstanding as of March 30, 2012. Except as disclosed in the notes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the table or notes below, the address for each beneficial owner is c/o GSE Holding, Inc., 19103 Gundle Road, Houston, Texas 77073.

	Beneficial Ownership
Name	Number of Shares	Percent of Total
5% Stockholders:
Code Hennessy & Simmons LLC(1)	10,743,634	55.6%
Nadia F. Badawi(2)	666,264	3.3%
Executive Officers and Directors:
Mark C. Arnold(3)	358,703	1.8%
William F. Lacey(4)	62,518	*
Charles B. Lowrey	—	—
Gregg Taylor(5)	57,050	*
Peter R. McCourt(6)	62,518	*
Jeffery D. Nigh(7)	62,518	*
Ronald B. Crowell	—	—
Michael G. Evans(8)	12,892	*
Marcus J. George(9)	10,729,004	55.5%
Richard E. Goodrich(8)	15,242	*
Robert C. Griffin(8)	16,000	*
Charles A. Sorrentino(8)	10,000	*
All directors and executive officers as a group (11 persons)(10)	11,402,739	58.5%
____________________
*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)
Represents 10,726,004 shares held by Code Hennessy & Simmons IV LP and 17,630 shares held by CHS Associates IV. Code Hennessy & Simmons LLC (“CHS LLC”) is the general partner of CHS Associates IV as well as the general partner of CHS Management IV LP, which is the general partner of Code Hennessy & Simmons IV LP. The Investment Committee of CHS LLC exercises sole voting and dispositive powers with respect to the shares of our company held by both Code Hennessy & Simmons IV LP and CHS Associates IV. The members of the Investment Committee are Andrew W. Code, Brian P. Simmons, Daniel J. Hennessy, Thomas J. Formolo, David O. Hawkins, Richard A. Lobo and Steven R. Brown, whom we collectively refer to as the Investment Committee Members. Each of the Investment Committee Members disclaims beneficial ownership of the shares held by Code Hennessy & Simmons IV LP and CHS Associates IV, except to the extent of a pecuniary interest therein. The address for each of the Investment Committee Members is c/o Code Hennessy & Simmons LLC, 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606.

(2)
Represents options to purchase 333,132 shares of our common stock owned by Nadia F. Badawi and options to purchase 333,132 shares of our common stock owned by Nadia F. Badawi, as trustee of the non-exempt marital trust.

(3)
Represents (i) options to purchase 108,630 shares of our common stock and (ii) 250,073 shares of our common stock issued immediately prior to the closing of our IPO pursuant to a bonus letter agreement. See Item 11, “Executive Compensation – Compensation Discussion and Analysis – Elements of Compensation – Bonus Letter Agreements.”

(4)
Represents 62,518 shares of our common stock issued immediately prior to the closing of our IPO pursuant to a bonus letter agreement. See Item 11, “Executive Compensation – Compensation Discussion and Analysis – Elements of Compensation – Bonus Letter Agreements.”

(5)
Represents (i) options to purchase 36,210 shares of our common stock and (ii) 20,840 shares of our common stock issued immediately prior to the closing of our IPO pursuant to a bonus letter agreement. See Item 11, “Executive Compensation – Compensation Discussion and Analysis – Elements of Compensation – Bonus Letter Agreements.”

(6)
Represents 62,518 shares of our common stock issued immediately prior to the closing of our IPO pursuant to a bonus letter agreement. See Item 11, “Executive Compensation – Compensation Discussion and Analysis – Elements of Compensation – Bonus Letter Agreements.”

(7)
Represents 62,518 shares of our common stock issued immediately prior to the closing of our IPO pursuant to a bonus letter agreement. See Item 11, “Executive Compensation – Compensation Discussion and Analysis – Elements of Compensation – Bonus Letter Agreements.”

(8)	Includes 5,000 shares of restricted stock issued in connection with our IPO. See Item 11, “Executive Compensation – Director Compensation.”
(9)
Includes 10,726,004 shares for which Mr. George has disclaimed beneficial ownership.  Mr. George is a partner of CHS. CHS is the general partner of CHS Management IV LP, which is the general partner of Code Hennessy & Simmons IV LP. Mr. George disclaims beneficial ownership of the shares held by Code Hennessy & Simmons IV LP except to the extent of a pecuniary interest therein. The address for Mr. George is c/o Code Hennessy & Simmons LLC, 10 South Wacker Driver, Suite 3175, Chicago, Illinois 60606.

(10)
Includes 10,726,004 shares for which Mr. George has disclaimed beneficial ownership. See note (9) above. Includes 458,467 shares of our common stock issued to certain of our executive officers immediately prior to the closing of our IPO pursuant to bonus letter agreements. See notes (3), (4), (5), (6) and (7) above. Does not include Mr. Lowrey and Mr. Crowell, who are no longer executive officers, but includes Edward Zimmel, who is an executive officer but not a named executive officer.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of December 31, 2011.  Specifically, the table provides information with respect to the 2004 Stock Option Plan and the 2011 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)
2004 Stock Option Plan	1,731,960	$2.50	544,743
Equity compensation plans not approved by security holders	–	$ –	–
Total	1,731,960		544,743
________________
(1)
The 2011 Plan, which was approved by our stockholders in December 2011, became effective on February 9, 2012 in connection with our IPO.  The aggregate number of shares of our common stock that may be issued pursuant to awards under the 2011 Plan is 2,000,000 shares.  In February 2012, in connection with our IPO and under the 2011 Plan, (i) an aggregate of 20,000 shares of restricted stock were issued to certain of our directors and (ii) an aggregate of 458,467 shares of our common stock were issued to certain of our executive officers pursuant to bonus letter agreements (see Item 11, “Executive Compensation – Compensation Discussion and Analysis – Elements of Compensation – Bonus Letter Agreements”).  Following the February 2012 awards, 1,521,533 shares remain available for future issuance under the 2011 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

In connection with the Acquisition, we entered into a management agreement (the “Management Agreement”) with CHS Management IV LP (“CHS Management”), a limited partnership (i) of which CHS is the general partner and (ii) which is the general partner of CHS IV. Pursuant to the Management Agreement, CHS Management provides certain financial and management consulting services to us. In consideration of those services we pay fees to CHS Management in an aggregate annual amount of $2.0 million, payable in equal monthly installments. We also agreed to reimburse CHS Management for its reasonable travel and other out-of-pocket fees and expenses. We also provide customary indemnification to CHS Management. Under the Management Agreement, we will pay CHS Management a fee equal to 5% of any additional proceeds of our capital stock purchased from time to time by CHS Management or its affiliates. The management fee is subordinated to the prior payment in full of principal, interest and premium and all fees and other amounts due and owing under our Senior Secured Credit Facilities, but we may pay the management fee at all times except during certain events of default under our Senior Secured Credit Facilities. In the event any portion of the management fee is not paid, such amount will accrue and become due and payable in the next month when payment is permitted.

The Management Agreement was amended in connection with the Refinancing Transactions on May 27, 2011 and is automatically renewable on a year-to-year basis unless any party gives at least 30 days’ prior written notice of non-renewal. Under this agreement, we paid CHS Management $2.0 million during each of the years ended December 31, 2009, 2010 and 2011. In addition, upon the closing of our Senior Secured Credit Facilities in May 2011, we paid CHS Management a one-time fee of $2.0 million for its services in connection with such transaction.

On February 15, 2012, in connection with the consummation of our IPO, we entered into an agreement with CHS Management to terminate the financial and management consulting services provided under the Management Agreement and to eliminate the obligation to pay any management fees going forward.  Pursuant to the terms of such termination agreement, we paid CHS Management a one-time cash termination fee of $3.0 million.

Stockholders Agreement

On February 15, 2012, in connection with the consummation of our IPO, we, CHS IV and certain of our directors and executive officers became parties to an amended and restated stockholders agreement (the “Stockholders Agreement”), which sets forth certain significant provisions relating to, among other things, our Board of Directors, open market transfer restrictions and drag-along rights.

Board of Directors.  The Stockholders Agreement provides that each of the parties thereto will vote its shares of our common stock and take all other necessary actions to cause our Board of Directors to include, so long as CHS owns, in the aggregate, capital stock representing 5% or more of the outstanding shares of our common stock, one director designated by CHS. CHS has the right to remove at any time, and to fill any vacancy arising from time to time with respect to, its designated director. In addition, the Stockholders Agreement provides that CHS may, for so long as it owns, in the aggregate, capital stock representing 5% or more of the outstanding shares of our common stock, designate a non-voting observer reasonably acceptable to us to attend any meetings of our Board of Directors. For so long as CHS owns any shares of our common stock, our management shall (i) regularly meet with CHS representatives to consult and advise on our business and (ii) permit CHS to examine our books and records and inspect our facilities at CHS’ request.

Transfer Restrictions.  The Stockholders Agreement places certain restrictions on the transfer of our securities in the open market by Mr. Arnold. Furthermore, pursuant to lock-up agreements entered into with the underwriters in connection with our IPO, each stockholder has agreed not to transfer any securities during the 180-day period following the date of our IPO (subject to extension under certain circumstances).

Drag-Along Rights.  In the event that CHS approves a sale of our Company (whether by merger, sale of shares of common stock, sale of substantially all of the assets of our Company and our subsidiaries, or otherwise), all other stockholders party to the Stockholders Agreement must, upon CHS’ request, sell in such transaction the same percentage of their respective shares of common stock as CHS proposes to sell.

Registration Agreement

In connection with the Acquisition, we, CHS IV, certain co-investors and the executives exchanging GSE options for a GSE Holding option entered into a Registration Agreement. Pursuant to the Registration Agreement, holders of shares of our common stock have certain registration rights.

Beginning August 8, 2012 (subject to extension under certain circumstances), the holders of at least a majority of our common stock originally issued, directly or indirectly, to CHS IV or CHS IV Associates may request registration under the Securities Act of all or any portion of such shares. Following such a request, we are required to offer the other stockholders that are entitled to registration rights an opportunity to include their shares in the registration statement. We refer to all such abovementioned shares as the “Registrable Shares.” These “demand” registration rights are subject to certain conditions and limitations, including our right to limit the number of Registrable Shares included in the registration statement if the managing underwriters advise that including such shares would adversely affect the marketability of the offering.

The holders of any of our Registrable Shares also have certain “piggyback” rights, pursuant to which if we propose to register any shares of our common stock at any time after August 8, 2012 (subject to extension under certain circumstances), such holders are entitled to notice of such registration and are entitled to include such Registrable Shares therein. These piggyback registration rights are subject to certain conditions and limitations, including our right to limit the number of shares included in the registration statement if the managing underwriters advise that including such shares would adversely affect the marketability of the offering.

In addition, once we qualify to use Form S-3 under the Securities Act, holders of any of our Registrable Shares are entitled to request an unlimited number of registrations on Form S-3. Pursuant to the Registration Agreement, we are obligated to pay all registration expenses, other than any underwriting discounts and commissions. Each party to the Registration Agreement has agreed not to undertake any public sale or distribution of shares of our common stock during the 180-day period following the date of our IPO (subject to extension under certain circumstances). The Registration Agreement contains customary indemnification and contribution provisions.

Consulting Fees

During the fourth quarter of 2009, we engaged Alvarez & Marsal Private Equity Performance Improvement Group, LLC, an independent consulting firm that specializes in private equity portfolio company performance improvement. During the engagement, personnel from the consulting firm functioned in several interim management roles for our company, including, but not limited to, Chief Financial Officer and Vice President of Operations. Mr. Lowrey, our former Interim Senior Vice President and Chief Financial Officer, was concurrently a managing director at the consulting firm. We paid the consulting firm retainer fees in the amount of $3.5 million and $2.2 million during the years ended December 31, 2010 and 2011, respectively. During 2010, we also paid the consulting firm a success fee of $6.3 million for our company having achieved agreed upon performance improvements.

Employment Agreements

We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements, see Item 11, “Executive Compensation – Compensation Discussion and Analysis – Compensation Tables – Employment Agreements.”

We have also entered into bonus letter agreements with certain of our named executive officers. See Item 11, “Executive Compensation – Compensation Discussion and Analysis – Bonus Letter Agreements.”

Indemnification Agreements

In connection with our IPO, we entered into indemnification agreements with each of our directors and executive officers.  The indemnification agreements and indemnification provisions included in our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Review and Approval of Transactions with Related Persons

In connection with our IPO, we adopted a written policy and procedure that prior to any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, between us or any of our subsidiaries and a Related Person (as defined below) where the aggregate amount involved is expected to exceed $120,000 in any calendar year and the applicable Related Person had or will have a direct or indirect material interest (each, a “Related Person Transaction”), the Audit Committee must review the material facts of any Related Person Transaction and approve such transaction. If advance approval is not feasible, then the Audit Committee must ratify the Related Person Transaction at its next regularly scheduled meeting or the transaction must be rescinded.

In considering whether to approve or ratify any Related Person Transaction, the Audit Committee shall consider all factors relevant to the Related Person Transaction, including, without limitation, the following:

•	the extent and nature of the Related Person’s interest in the Related Person Transaction;

•	if applicable, the availability of comparable products or services from unaffiliated third parties;

•	whether the terms of the Related Person Transaction are no less favorable than terms generally available in transactions with unaffiliated third parties under like circumstances;

•	the benefit to us; and

•	the aggregate value of the Related Person Transaction.

For purposes of this policy and procedure, “Related Person” means: (i) any person who is or was an executive officer, director or nominee for election as a director (since the beginning of the last fiscal year); (ii) any person or group who is a greater than 5% beneficial owner of our voting securities; or (iii) any immediate family member of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is an executive officer, a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest in such entity.

Transactions with Related Persons that are not classified as Related Person Transactions by our policy, and thus not subject to its review and approval requirements, may still need to be disclosed if required by the applicable securities laws, rules and regulations.

Other than compensation agreements and other arrangements which are described above, since January 1, 2011, we have not been a party to any Related Person Transaction.

Independence of Directors

Our Board of Directors considered all relevant facts and circumstances in assessing director independence and affirmatively determined that a majority of its members are independent, namely Messrs. Evans, Goodrich, Griffin and Sorrentino, under the listing standards of the NYSE.  Messrs. Evans, Goodrich, Griffin and Sorrentino comprise the members of the audit, compensation and nominating and corporate governance committees of our Board of Directors. There were no transactions, relationships or arrangements with respect to any independent director that required review by our Board of Directors for purposes of determining director independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed for the audit and other services provided by BDO USA, LLP (“BDO”) during the last two fiscal years.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees(a)	$401,390	$373,476
Audit-Related Fees(b)	595,956	-
Tax Fees(c)	3,863	4,862
Total	$1,001,209	$378,338
__________
(a)
Represents aggregate fees for professional services provided in connection with the audit of the Company’s annual consolidated financial statements and audit services provided in connection with other statutory or regulatory filings.

(b)	Represents aggregate fees for services in connection with the review of the registration statement and preparation of comfort letters in connection with our IPO.

(c)           Represents fees for services provided in connection with the Company’s tax compliance.

All services rendered by BDO are permissible under applicable laws and regulations, and were pre-approved by our audit committee. Pursuant to the charter of our audit committee, the committee’s primary purposes include the following: (i) to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; (ii) to pre-approve all audit and permitted non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors; and (iii) to establish the fees and other compensation to be paid to our external auditors. The audit committee has reviewed the external auditors’ fees for audit and non-audit services for fiscal 2011. The audit committee has also considered whether such non-audit services are compatible with maintaining the external auditors’ independence and has concluded that they are compatible at this time.

The audit committee has adopted a policy requiring pre-approval by the audit committee of all services (audit and non-audit) to be provided to us by our independent registered public accounting firm. In accordance with that policy, the audit committee has given its pre-approval for the provision of all audit and review services to be performed by BDO for fiscal 2012. All other services must be specifically pre-approved by the audit committee or by a member of the audit committee to whom the authority to pre-approve the provision of services has been delegated.

Furthermore, the audit committee will review the external auditors’ proposed audit scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding accounting and financial reporting, will regularly review with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and will, at least annually, obtain and review a report from the external auditors addressing the following (among other items): (i) the external auditors’ internal quality-control procedures; (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors; and (iii) the independence of the external auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements: See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

2.
Financial Statement Schedules: No schedules are provided because they are not applicable or the required information is shown in the consolidated financial statements or the related notes in Item 8 of this Annual Report on Form 10-K.

3.	Exhibits: The information called for by this Item is incorporated herein by reference from the Exhibit Index following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned.

Date:  March 30, 2012.

GSE HOLDING, INC.

By:	/s/ Mark C. Arnold
Name: Mark C. Arnold
Title: President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each officer and director of GSE Holding, Inc. whose signature appears below hereby severally constitutes and appoints Mark C. Arnold and William F. Lacey, and each of them individually (with full power to each of them to act alone), with full power of substitution and resubstitution, his or her true and lawful attorney-in fact and agent, with full powers to each of them to sign for us, in our names and in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue of this power of attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2012.

Signature	Title

/s/ Mark C. Arnold Mark C. Arnold	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William F. Lacey William F. Lacey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gregg Taylor Gregg Taylor	Chief Accounting Officer (Principal Accounting Officer)

/s/ Robert C. Griffin Robert C. Griffin	Director and Chairman of the Board

/s/ Michael G. Evans Michael G. Evans	Director

/s/ Marcus J. George Marcus J. George	Director

Signature	Title

/s/ Richard E. Goodrich Richard E. Goodrich	Director

/s/ Charles A. Sorrentino Charles A. Sorrentino	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of GSE Holding, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 15, 2012)
3.2	Amended and Restated Bylaws of GSE Holding, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 15, 2012)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)
10.1
Amended and Restated Stockholders Agreement, dated as of February 15, 2012, by and among GSE Holding, Inc., Code Hennessy & Simmons IV LP, CHS Associates Fund IV, L.P. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2012)

10.2
Registration Agreement, dated May 18, 2004, as amended May 2, 2006, by and among GSE Holding, Inc. (f/k/a GEO Holdings Corp.), Code Hennessy & Simmons IV LP, CHS Associates IV and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)

10.3
Management Agreement, dated as of May 18, 2004, as amended May 27, 2011, by and among CHS Management IV LP, GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Gundle/SLT Environmental, Inc. (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)

10.4
First Lien Credit Agreement, dated as of May 27, 2011, by and among Gundle/SLT Environmental, Inc., General Electric Capital Corporation and the other credit parties thereto (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)#

10.5
First Lien Guaranty and Security Agreement, dated as of May 27, 2011, by and among Gundle/SLT Environmental, Inc., the other grantors party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)

10.6
Second Lien Credit Agreement, dated as of May 27, 2011, by and among Gundle/SLT Environmental, Inc., Jefferies Finance LLC and the other credit parties thereto (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)#

10.7
Second Lien Guaranty and Security Agreement, dated as of May 27, 2011, by and among Gundle/SLT Environmental, Inc., the other grantors party thereto and Jefferies Finance LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)

10.8
Intercompany Subordination Agreement (First Lien), dated as of May 27, 2011, by and among GSE Holding, Inc. (f/k/a GEO Holdings Corp.), Gundle/SLT Environmental, Inc., the other parties thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)

10.9
Intercompany Subordination Agreement (Second Lien), dated as of May 27, 2011, by and among GSE Holding, Inc. (f/k/a GEO Holdings Corp.), Gundle/SLT Environmental, Inc., the other parties thereto and Jefferies Finance LLC (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)

10.10
Intercreditor Agreement, dated as of May 27, 2011, by and among Gundle/SLT Environmental, Inc., the other grantors party thereto, General Electric Capital Corporation and Jefferies Finance LLC (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)

10.11
GSE Holding, Inc. (f/k/a GEO Holdings Corp.) Amended and Restated 2004 Stock Option Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-175475) filed on November 10, 2011)+

10.12
Form of Stock Option Agreement pursuant to the GSE Holding, Inc. (f/k/a GEO Holdings Corp.) Amended and Restated 2004 Stock Option Plan (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

Exhibit Number	Description
10.13
Grant of Nonqualified Stock Option, dated September 14, 2009, by and between Mark C. Arnold and GSE Holding, Inc. (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

10.14
GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 7, 2011)+

10.15	Form of Sale Bonus Award (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+
10.16
GSE Holding, Inc. Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)+

10.17
Amended and Restated Executive Employment Agreement, dated March 4, 2010, by and between Mark C. Arnold and Gundle/SLT Environmental, Inc. (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

10.18
Change of Control & Retention Agreement by and between Jeffery D. Nigh and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

10.19
Change of Control & Retention Agreement, effective as of July 1, 2010, by and between Peter R. McCourt and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

10.20
Change of Control & Retention Agreement, effective as of December 27, 2010, by and between GSE Lining Technology, LLC and Joellyn Champagne (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

10.21
Offer Letter, dated April 16, 2010, by and between Gregg Taylor and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

10.22
Offer Letter, dated August 12, 2010, by and between Ronald B. Crowell and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

10.23
Offer Letter, dated July 13, 2009, by and between Mark C. Arnold and Gundle/SLT Environmental, Inc. (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

10.24
Offer Letter, dated August 30, 2010, by and between Jeffery D. Nigh and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

10.25
Offer Letter, dated May 28, 2010, by and between Peter McCourt and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

10.26
Offer Letter, dated December 22, 2010, by and between Joellyn Champagne and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

10.27
Intellectual Property and Confidentiality Agreement, dated January 17, 2011, by and between GSE Lining Technology, LLC and Joellyn Champagne (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

10.28
Separation and Release Agreement, dated February 23, 2011, by and between Ronald B. Crowell and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)+

10.29
Sale Bonus Letter Agreement, dated March 4, 2010, by and between Mark. C. Arnold and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.30
IPO Bonus and Dividend Bonus Letter Agreement, dated September 16, 2010, by and between Mark C. Arnold and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

Exhibit Number	Description
10.31
Bonus Letter Agreement, dated September 15, 2010, by and between Peter R. McCourt and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.32
Bonus Letter Agreement dated September 15, 2010, by and between Jeffery D. Nigh and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.33
Bonus Letter Agreement, dated July 29, 2011, by and between Gregg Taylor and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.34
Change in Control Agreement, effective as of July 28, 2011, by and between Gregg Taylor and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.35
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Samir T. Badawi (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006)

10.36
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and James Steinke (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006)

10.37
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Gerald Hersh (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006)

10.38
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Ernest C. English (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006)

10.39
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Paul Anthony Firrell (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006)

10.40
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Dr. Mohamed Abd El Aziz Siad Ayoub (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006)

10.41
Form of Amendment to Option Agreement pursuant to the GSE Holding, Inc. (f/k/a GEO Holdings Corp.) Amended and Restated 2004 Stock Option Plan (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.42
Intellectual Property and Confidentiality Agreement, dated May 24, 2010, by and between Gregg Taylor and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.43
Intellectual Property and Confidentiality Agreement, dated October 1, 2010, by and between Jeffery D. Nigh and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.44
Intellectual Property and Confidentiality Agreement, dated July 6, 2010, by and between Peter R. McCourt and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.45
Intellectual Property and Confidentiality Agreement, dated August 22, 2011, by and between William F. Lacey and GSE Lining Technology, Inc. (incorporated by reference to Exhibit 10.47 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

Exhibit Number	Description
10.46
Intellectual Property and Confidentiality Agreement, dated August 30, 2010, by and between Ronald B. Crowell and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.48 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.47
Intellectual Property and Confidentiality Agreement, dated September 14, 2009, by and between Mark C. Arnold and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.49 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.48
Offer Letter, dated August 4, 2011, by and between William F. Lacey and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.50 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.49
Bonus Letter Agreement, dated August 4, 2011, by and between William F. Lacey and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.51 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.50
Change in Control Agreement, dated August 4, 2011, by and between William F. Lacey and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.52 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.51
First Amendment to First Lien Credit Agreement, dated as of October 18, 2011, by and among Gundle/SLT Environmental, Inc., the other credit parties named therein, General Electric Capital Corporation, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.53 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-175475) filed on November 10, 2011)

10.52
Form of Incentive Stock Option Agreement pursuant to the GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 7, 2011)+

10.53
Form of Non-Qualified Stock Option Agreement pursuant to the GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 7, 2011)+

10.54
Form of Restricted Stock Agreement pursuant to the GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.57 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 7, 2011)+

10.55
Separation Agreement, dated as of November 17, 2011, by and between Joellyn Champagne and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-175475) filed on November 23, 2011)+

10.56
Amendment No. 1 to IPO Bonus and Dividend Bonus Letter Agreement, dated as of December 2, 2011, by and between Mark C. Arnold and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.60 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)+

10.57
Amendment No. 1 to Sale Bonus Letter Agreement, dated as of December 2, 2011, by and between Mark C. Arnold and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.61 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)+

10.58
Amendment No. 1 to Bonus Letter Agreement, dated as of December 2, 2011, by and between Peter R. McCourt and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.62 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)+

10.59
Amendment No. 1 to Bonus Letter Agreement, dated as of December 2, 2011, by and between Gregg Taylor and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.63 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)+

10.60
Amendment No. 1 to Bonus Letter Agreement, dated as of December 2, 2011, by and between Jeffery D. Nigh and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.64 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)+

Exhibit Number	Description
10.61
Amendment No. 1 to Bonus Letter Agreement, dated as of December 2, 2011, by and between William F. Lacey and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.65 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)+

10.62
Consent and Second Amendment to First Lien Credit Agreement, dated as of December 12, 2011, by and among Gundle/SLT Environmental, Inc., the other credit parties named therein, General Electric Capital Corporation, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.66 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175475) filed on January 30, 2012)

10.63
Consent and First Amendment to Second Lien Credit Agreement, dated as of February 8, 2012, by and among Gundle/SLT Environmental, Inc., the other credit parties party thereto, Jefferies Finance LLC, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.67 to Amendment No. 9 to our Registration Statement on Form S-1 (File No. 333-175475) filed on February 9, 2012)

10.64
Termination Agreement, dated as of February 15, 2012, by and among GSE Holding, Inc., Gundle/SLT Environmental, Inc. and CHS Management IV LP relating to Management Agreement, dated as of May 18, 2004, as amended May 27, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 15, 2012)

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011)
23.1	Consent of BDO USA, LLP, independent registered public accounting firm
24.1	Powers of Attorney (included on signature page)
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________
+	Indicates management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted and furnished supplementally to the Securities and Exchange Commission pursuant to an order granting confidential treatment.