Form 10-Q
period 2012-03-31
GSE Holding, Inc.
filed 2012-05-10
CIK 1275712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-35382

GSE Holding, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0619069
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19103 Gundle Road, Houston, Texas	77073
(Address of Principal Executive Offices)	(Zip Code)

(281) 443-8564
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑      No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of May 10, 2012, 19,338,454 shares of the registrant’s common stock were outstanding.

GSE Holding, Inc.
FORM 10-Q
For the Quarter Ended March 31, 2012

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

The statements we make regarding the following subjects are forward-looking by their nature. These statements include, but are not limited to, statements about our beliefs concerning our capital expenditure requirements and liquidity needs; our beliefs regarding the impact of future regulations; our ability to secure project bids; our expectations regarding future demand for our products; our expectation that sales and total gross profits derived from outside North America will increase; our ability to manufacture our higher-margin proprietary products globally; and our belief in the sufficiency of our cash flows to meet our liquidity needs. The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors, that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include, but are not limited to, (i) general economic conditions and cyclicality in the markets we serve; (ii) our ability to secure project bids; (iii) increases in prices or disruptions in supply of the raw materials we use; (iv) our ability to develop new applications and markets for our products; (v) unexpected equipment failures or significant damage to our manufacturing facilities; (vi) competition; (vii) our ability to anticipate and effectively manage risks associated with our international operations; (viii) currency exchange rate fluctuations; (ix) our ability to retain key executives and other personnel; (x) extensive and evolving environmental and health and safety regulations; and (xi) other factors described in more detail under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities Exchange Commission (the “SEC”) on March 30, 2012.

All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

GSE Holding, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2012	December, 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,289	$9,076
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,904 and $1,736	84,092	80,705
Other	5,236	3,054
Inventory, net	81,948	58,109
Deferred income taxes	696	935
Prepaid expenses and other	9,459	5,741
Income taxes receivable	2,852	2,447
Total current assets	194,572	160,067
Property, plant and equipment, net of accumulated depreciation and amortization	59,823	57,270
Goodwill	58,895	58,895
Intangible assets, net	2,455	2,727
Deferred income taxes	2,779	2,519
Deferred debt issuance costs	7,289	8,387
Other assets	258	2,561
TOTAL ASSETS	$326,071	$292,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,903	$31,396
Accrued liabilities and other	31,217	26,264
Short-term debt	6,148	2,864
Current portion of long-term debt	2,662	2,709
Income taxes payable	1,740	964
Deferred income taxes	1,180	1,135
Total current liabilities	79,850	65,332
Other liabilities	1,083	1,124
Deferred income taxes	1,407	1,416
Long-term debt, net of current portion	155,771	192,885
Total liabilities	238,111	260,757
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 19,338,454 and 10,809,987 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	193	108
Additional paid-in capital	129,243	61,407
Accumulated deficit	(42,222)	(29,456)
Accumulated other comprehensive income (loss)	746	(390)
Total stockholders’ equity	87,960	31,669
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$326,071	$292,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSE Holding, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$94,916	$88,462
Cost of products	80,834	74,008
Gross profit	14,082	14,454
Selling, general and administrative expenses	10,925	9,343
Non-recurring initial public offering related costs	9,655	-
Amortization of intangibles	300	394
Operating income (loss)	(6,798)	4,717
Other expenses (income):
Interest expense, net of interest income	5,747	4,841
Foreign currency transaction (gain) loss	(572)	1,290
Other income, net	(177)	(424)
Loss from continuing operations before income taxes	(11,796)	(990)
Income tax provision	649	127
Loss from continuing operations	(12,445)	(1,117)
Income (loss) from discontinued operations, net of income taxes	(321)	386
Net loss	$(12,766)	$(731)
Other comprehensive income:
Foreign currency translation adjustment	1,136	3,113
Comprehensive income (loss)	$(11,630)	$2,382

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.80)	$(0.10)
Discontinued operations	(0.02)	0.03
	$(0.82)	$(0.07)
Basic and diluted weighted-average common shares outstanding	15,496	10,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSE Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(12,766)	$(731)
(Income) loss from discontinued operations	321	(386)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	5,273	3,506
Stock-based compensation	4,306	75
Changes in operational working capital, excluding cash and debt	(21,274)	(4,954)
All other items, net	72	492
Net cash used in operating activities – continuing operations	(24,068)	(1,998)
Net cash provided by (used in) operating activities – discontinued operations	(217)	3,883
Net cash provided by (used in) operating activities	(24,285)	1,885
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,507)	(1,747)
Net cash used in investing activities – continuing operations	(5,507)	(1,747)
Cash flows from financing activities:
Proceeds from lines of credit	23,346	29,431
Repayments of lines of credit	(37,194)	(35,809)
Repayments of long-term debt	(20,751)	(1,239)
Net proceeds from initial public offering	65,927	—
Net cash provided by (used in) by financing activities	31,328	(7,617)
Effect of exchange rate changes on cash – continuing operations	(353)	(185)
Effect of exchange rate changes on cash – discontinued operations	30	37
Net increase (decrease) in cash and cash equivalents	1,213	(7,627)
Cash and cash equivalents at beginning of period	9,076	15,184
Cash and cash equivalents at end of period	$10,289	$7,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSE Holding, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of Business

Organization and Description of Business —

GSE Holding, Inc. (the “Company”), is a leading global manufacturer and marketer of highly engineered geosynthetic lining products for environmental protection and confinement applications. These lining products are used in a wide range of infrastructure end markets such as mining, waste management, liquid containment (including water infrastructure, agriculture and aquaculture), coal ash containment and shale oil and gas. The Company offers a full range of products, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles, and other specialty products. The Company generates the majority of its sales outside of the United States, including emerging markets in Asia, Latin America, Africa and the Middle East. Its comprehensive product offering and global infrastructure, along with its extensive relationships with customers and end-users, provide it with access to high-growth markets worldwide, visibility into upcoming projects and the flexibility to serve customers regardless of geographic location. The Company believes that its market share, broad product offering, strong customer relationships, diverse end markets and global presence provide it with key competitive advantages in the environmental geosynthetic products industry. The Company manufactures its products at facilities located in the United States, Germany, Thailand, Chile and Egypt.

On May 18, 2004, GEO Sub Corp., a newly formed entity controlled by Code Hennessy & Simmons IV (“CHS IV”), merged with and into Gundle/SLT Environmental, Inc. (“Gundle/SLT”) with Gundle/SLT surviving the Merger (the “Merger”), and each share of Gundle/SLT common stock converted into the right to receive $5.11 in cash, in a transaction valued at approximately $242.1 million. As a result of the Merger, all of the outstanding common stock of Gundle/SLT is owned by the Company which is controlled by CHS IV, an entity controlled by Code Hennessy & Simmons LLC (“CHS”).

Effective February 10, 2012, the Company completed its initial public offering (“IPO”) of 7,000,000 shares of common stock.  The Company also granted the underwriters a 30-day option to purchase up to an additional 1,050,000 shares at the IPO price to cover over-allotments, which was exercised. The IPO price was $9.00 per share and the common stock is currently listed on The New York Stock Exchange under the symbol “GSE”.  The Company received proceeds from the IPO, after deducting underwriter’s fees, of approximately $67.4 million.  The Company incurred direct and incremental costs associated with the IPO of approximately $3.8 million.  At December 31, 2011, $2.3 million of these costs had been deferred in Other assets.  The proceeds from the IPO were used to pay down debt ($51.5 million) and for general working capital purposes.  The Company also incurred and expensed compensation costs of $6.6 million related to IPO bonuses that were paid in cash ($2.3 million) and fully vested common stock ($4.3 million) to certain key executives and directors, and $3.0 million related to a management agreement termination fee.

2. Basis of Presentation —

The accompanying condensed consolidated financial statements have been prepared on the same basis as those in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011. The December 31, 2011 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (‘‘GAAP’’). These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. The Company believes that the disclosures herein are adequate to make the information presented not misleading. Operating results for the first three months of 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, and the notes thereto included in the 2011 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts as well as certain disclosures. The Company’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

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

4. Net Income (Loss) per Share

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

The Company recorded a net loss for the three months ended March 31, 2012 and 2011. Potential common shares are anti-dilutive in periods which the Company records a net loss because they would reduce the respective period’s net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share. As a result, net diluted loss per share was equal to basic net loss per share in the three months ended March 31, 2012 and 2011. There were approximately 1.7 million and 1.8 million stock options outstanding, at March 31, 2012 and 2011, respectively.  Of these, 1.7 million and 1.2 million for March 31, 2012 and 2011, respectively, had exercise prices lower than the average price of Company common shares as of each of those dates. These in-the-money options would have been included in the calculation of diluted earnings per share had the Company not reported a net loss in each of the respective periods.

5. Inventory –

Inventory consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Raw materials	$34,805	$24,479
Finished goods	45,884	31,732
Supplies	4,412	4,996
Obsolescence and slow moving allowance	(3,153)	(3,098)
	$81,948	$58,109

6. Property, Plant and Equipment –

Property, plant and equipment consisted of the following:

	Useful lives years	March 31, 2012	December 31, 2011
		(in thousands)
Land		$4,887	$4,820
Buildings and improvements	7-30	24,162	24,022
Machinery and equipment	3-10	103,598	97,524
Software	3	8,025	8,025
Furniture and fixtures	3-5	763	720
		141,435	135,111
Less – accumulated depreciation and amortization		(81,612)	(77,841)
		$59,823	$57,270

Depreciation and amortization expense for the three months ended March 31, 2012 and 2011was $3.2 million and $2.7 million, respectively.

7. Intangible Assets –

Intangible assets consisted of the following:

	Useful lives years	March 31, 2012	December 31, 2011
		(in thousands)
Customer lists	5-10	$25,538	$25,307
Non-compete agreements	5-10	2,469	2,469
Other	1	363	363
		28,370	28,139
Less accumulated amortization		(25,915)	(25,412)
Intangible assets, net		$2,455	$2,727

Amortization expense for intangible assets during the three months ended March 31, 2012 and 2011was $0.3 million and $0.4 million, respectively.

8. Accrued Liabilities and Other –

Accrued liabilities and other consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Customer prepayments	$3,592	$167
Accrued operating expenses	11,800	6,043
Self-insurance reserves	3,109	3,167
Compensation and benefits	3,129	6,096
Accrued interest	3,203	4,026
Taxes, other than income	1,925	2,025
Other accrued liabilities	4,459	4,740
	$31,217	$26,264

9. Long-Term Debt –

Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
First Lien Credit Facility	$138,590	$155,982
Second Lien Term Loan, including payment in kind (“PIK”) interest	20,643	40,488
Term Loan – German bank secured by equipment, 5.15%, maturing March 2014	647	702
Term Loan – Thailand bank secured by equipment, monthly installments of $113,000, 6.75% variable through May 2013	754	1,097
	160,634	198,269
Less – current maturities	(2,662)	(2,709)
Unamortized discounts on first lien and second lien loans	(2,201)	(2,675)
	$155,771	$192,885

First Lien Credit Facility –

On May 27, 2011, the Company entered into a five-year, $160.0 million first lien senior secured credit facility consisting of $135.0 million of term loan commitments, or the “First Lien Term Loan”, and $25.0 million of revolving loan commitments, or the “Revolving Credit Facility”, which is collectively referred to as the “First Lien Credit Facility”.  The First Lien Credit Facility is secured by the Company’s domestic assets and stock in foreign subsidiaries. On October 18, 2011, the Revolving Credit Facility was amended to increase the aggregate revolving loan commitments from $25.0 million to $35.0 million.  The First Lien Credit Facility will mature in May 2016. Any borrowings under the First Lien Credit Facility will incur interest expense that is variable in relation to the LIBOR (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, the Company is required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit. As of March 31, 2012, there was $138.6 million outstanding under the First Lien Credit Facility consisting of $134.0 million in term loans and $4.6 million in revolving loans, and the interest rate on such loans was 7.0%. The Company had $29.2 million of capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

Second Lien Term Loan –

On May 27, 2011, the Company also entered into a 5.5 year, $40.0 million second lien senior secured credit facility consisting of $40.0 million of term loan commitments, or the “Second Lien Term Loan” which is collectively referred to with the First Lien Credit Facility as the “Senior Secured Credit Facilities”. The Second Lien Term Loan will mature in November 2016. All borrowings under the Second Lien Term Loan will incur interest expense that is variable in relation to the LIBOR (and/or Prime) rate. Additionally, the term loan accrues PIK interest of 2% per annum. As of March 31, 2012, there was $20.6 million, including PIK interest, outstanding under the Second Lien Term Loan and the interest rate on the Second Lien Term Loan was 13.0%, including 2% PIK interest.

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

Restrictive Covenants.  The Senior Secured Credit Facilities contain various restrictive covenants that include, among other things, restrictions or limitations on the Company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business the Company conducts. However, all of these covenants are subject to exceptions. For the twelve months ended March 31, 2012 and December 31, 2011, the Company was subject to a Total Leverage Ratio not to exceed 6.15:1.00, an Interest Coverage Ratio of not less than 1.80:1.00 and a maximum Capital Expenditure Limitation of $17.5 million.  These ratios become progressively more restrictive over the term of the loans.  For all periods presented, the Company was in compliance with all financial debt covenants under the existing agreements.

10. Fair Value of Financial Instruments –

FASB ASC Topic 820, “Fair Value Measurements”, establishes a common definition for fair value to be applied to existing GAAP that requires the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying value of the Company’s long-term floating-rate debt instruments is $160.0 million as of March 31, 2012.    The carrying amount of the floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates.

11. Stock Based Compensation –

As of March 31, 2012 and December 31, 2011, there were approximately 1.7 million stock options outstanding with an exercise price range of $0.64 to $6.35 and a weighted average exercise price of $2.50.

In connection with the IPO, stock-based compensation of $4.3 million was recognized during the three months ended March 31, 2012 related to 478,467 shares of fully vested common stock that was issued to certain key executives and directors.  There was no stock-based compensation expense related to stock options for the three months ended March 31, 2012.  Stock-based compensation expense of $75 thousand was recognized during the three months ended March 31, 2011 with a corresponding increase in “Additional Paid-in Capital.”

All outstanding stock options are held by employees and former employees of the Company and have an expiration date of 10 years from the date of grant. At March 31, 2012, the average remaining contractual life of options outstanding and exercisable was 3.2 years.

12. Income Taxes –

Income tax expense from continuing operations for the three months ended March 31, 2012 and 2011was $0.6 million and $0.1 million, respectively.  Our provision for income taxes is recorded at the estimated annual effective tax rates for each tax jurisdiction based on fiscal year to date results. Our effective tax rates were (6%) and (13%) for the three months ended March 31, 2012 and 2011, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate is due to the mix of the international jurisdictional rates and the changes in valuation allowance.  North American operations had a loss from continuing operations before income taxes during the three months ended March 31, 2012 and no income tax benefit was recorded as we believe it is not more likely than not these deferred tax assets will be realized.

13. Concentration of Credit and Other Risks –

Accounts receivable, as financial instruments, could potentially subject the Company to concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and may require customers to provide letters of credit to guarantee payments. During the three months ended March 31, 2012 no single customer accounted for 10% or more of sales.  During the three months ended March 31, 2011, one customer accounted for 14% of sales.

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

14. Commitments and Contingencies –

Warranties

The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company’s employees. The Company accrues a warranty reserve based on estimates for warranty claims included in Accrued liabilities and other in the consolidated balance sheet. This estimate is based on historical claims history and current business activities and is accrued as a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s operations for warranty obligations for the three months ended March 31, 2012 and 2011 (in thousands):

Three months ended March 31, 2012:
Balance at December 31, 2011	$2,225
Changes in estimates	9
Payments	(35)
Balance at March 31, 2012	$2,199
Three months ended March 31, 2011:
Balance at December 31, 2010	$2,802
Changes in estimates	46
Payments	(89)
Balance at March 31, 2011	$2,759

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

Bonding – Bank Guarantees –

The Company, in some direct sales and raw material acquisition situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date the Company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts. As of March 31, 2012, the Company had $5.4 million of bonds outstanding and $5.5 million of guarantees issued under its bank lines.

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

15. Related Party Transaction –

Management Agreement with CHS Management IV LP

In connection with the Merger in 2004, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (“CHS Management”) a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV. Pursuant to the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to the Company. In consideration of those services, the Company paid fees to CHS Management in an aggregate annual amount of $2.0 million payable in equal monthly installments. Under this agreement, the Company paid and expensed $0.2 million and $0.5 million during the periods ended March 31, 2012 and 2011, respectively. In connection with the Company’s IPO, the management agreement was terminated and a fee of $3.0 million was paid and expensed during the three months ended March 31, 2012.  The amounts paid to CHS are included in selling, general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2012, there were no amounts payable to CHS under this agreement.

16. Segment Information –

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

	Three months ended March 31, 2012
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Sales to external customers	$36,226	$25,851	$18,570	$12,476	$1,793	$94,916
Intersegment sales	10,379	—	3,142	—	1,165	14,686
Total segment sales	46,605	25,851	21,712	12,476	2,958	109,602
Gross profit	8,924	960	3,320	759	119	14,082
Gross margin	24.6%	3.7%	17.9%	6.1%	6.6%	14.8%

	Three months ended March 31, 2011
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Sales to external customers	$43,418	$20,383	$12,137	$9,661	$2,863	$88,462
Intersegment sales	2,138	86	3,448	—	—	5,672
Total segment sales	45,556	20,469	15,585	9,661	2,863	94,134
Gross profit	10,348	801	2,005	1,048	252	14,454
Gross margin	23.8%	3.9%	16.5%	10.8%	8.8%	16.3%

The following tables reconcile the segment information presented above to the consolidated financial information.

Sales

	Reconciliation to Consolidated Sales
	Three months ended March 31,
	2012	2011

Total segment sales	$109,602	$94,134
Intersegment sales	(14,686)	(5,672)
Consolidated sales	$94,916	$88,462

17. Discontinued operations –

GSE Lining Technology Limited U.K. –

During the fourth quarter of 2009, the Company conducted a detailed productivity and efficiency review and assessment of all of its manufacturing facilities worldwide and adopted restructuring and productivity improvement programs across the entire Company. As part of these programs, the Company decided to close GSE Lining Technology Limited (“GSE UK”), its manufacturing facility located in the United Kingdom before the end of 2010. The decision to close GSE UK was made as the assessment determined the GSE UK facility was significantly less efficient than the Company’s other facilities worldwide. The manufacturing facility ceased operations during 2010. The Company has recorded an after tax loss of $0.3 million for the three months ended March 31, 2012 and after tax income of  less than $0.1 million for the three months ended March 31, 2011.  At March 31, 2012 and 2011, there were approximately $0.5 million and $1.6 million, respectively, in GSE UK assets and less than $0.1 million in GSE UK liabilities at each period end.

United States Installation Business –

During the fourth quarter of 2009, the Company conducted a detailed review of the profitability and viability of its United States installation business (“US Install”) and decided to exit this business during 2010.   During the three months ended March 31, 2012 and 2011, there were no revenues recognized or expenses incurred.  At each of March 31, 2012 and December 31, 2011, there was less than $0.1 million in US Install accounts receivable.

GSE GeoSport Surfaces –

In March 2008, the Company reviewed its strategic long-term opportunities and decided to exit the synthetic turf business which operated as GSE GeoSport Surfaces (“GeoSport”). The Company made the decision to exit the synthetic turf business as overall market conditions and other factors did not permit the Company to earn an acceptable return. The Company completed the exit from the synthetic turf business as of December 31, 2008.  During the three months ended March 31, 2012 and 2011, there were no revenues recognized or expenses incurred.  At each of March 31, 2012 and December 31, 2011, there was approximately $0.9 million in accrued liabilities for GeoSport warranty reserve.

18. Subsequent Events –

Effective April 18, 2012, the Company raised $22.0 million of additional First Lien Term Loan debt to repay in full $20.0 million of Second Lien debt and accrued interest and to pay fees and expenses in connection with the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis together with our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012. This discussion and analysis contain forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Forward-Looking Statements.”

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “GSE,” “GSE Holding,” “our business” and “our company” refer to GSE Holding, Inc. and its consolidated subsidiaries as a combined entity.

Overview

We are the leading global provider of sales of highly engineered geosynthetic containment solutions for environmental protection and confinement applications. Our products are used in a wide range of infrastructure end markets such as mining, waste management, liquid containment (including water infrastructure, agriculture and aquaculture), coal ash containment and shale oil and gas. We are one of the few providers with the full suite of products required to deliver customized solutions for complex projects on a global basis, including geomembranes, drainage products, geosynthetic clay liners (“GCLs”), nonwoven geotextiles and specialty products. We have a global infrastructure that includes seven manufacturing facilities located in the United States, Germany, Chile, Egypt and Thailand, 18 regional sales offices located in 12 countries and engineers and technical salespeople located on four continents. We generate the majority of our sales outside of North America, including high-growth emerging markets in Asia, Latin America, Africa and the Middle East. Our comprehensive product offering and global infrastructure, along with our extensive relationships with customers and end-users, provide us with access to high-growth markets worldwide and the flexibility to serve customers regardless of geographic location.

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

The following table presents our sales by segment for the period presented, as well as gross profit and gross profit as a percentage of sales from each segment:

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Three months ended March 31, 2012
Sales	$36,226	$25,851	$18,570	$12,476	$1,793
Gross profit	8,924	960	3,320	759	119
Gross margin	24.6%	3.7%	17.9%	6.1%	6.6%

The following table presents our sales from each segment, as a percentage of total sales:

	Three Months Ended March 31,
	2012	2011
North America	38.2%	49.1%
Europe Africa	27.2	23.0
Asia Pacific	19.6	13.7
Latin America	13.1	10.9
Middle East	1.9	3.3
Total	100.0%	100.0%

North America

North America sales decreased $7.2 million, or16.6%, during the first three months of 2012 to $36.2 million from $43.4 million in the first three months of 2011. North America sales decreased approximately $8.6 million due to reduced volume shipped while increases in selling prices partially offset this decrease by $1.4 million. North America third party sales volume was negatively affected due to an increase in intersegment sales, primarily to Europe Africa. Intersegment sales increased in the first three months of 2012 as the Company is sourcing its products for the sale to its end customers globally from the most efficient manufacturing facilities.

North America gross profit decreased $1.4 million, or 13.6%, during the first three months of 2012 to $8.9 million from $10.3 million in the first three months of 2011. North America gross profit decreased $2.5 million due to the decrease in volume shipped which was partially offset by increased sales prices.

Europe Africa

Europe Africa sales increased $5.5 million, or 27.0%, during the first three months of 2012 to $25.9 million from $20.4 million in the first three months of 2011. Sales increased $3.0 million due to increases in volume shipped and $2.8 million due to increases in sales prices. These increases were primarily due to higher volume sold into Africa, principally within the mining market. Europe Africa sales were also negatively affected by approximately $1.1 million from changes in foreign currency exchange rates.

Europe Africa gross profit increased $0.2 million to $1.0 million in the first three months of 2012 compared to $0.8 million in the first three months of 2011 due to increased sales volume.

Asia Pacific

Asia Pacific sales increased $6.5 million, or 53.7%, during the first three months of 2012 to $18.6 million from $12.1million in the first three months of 2011. Increases in volume shipped contributed $5.7 million to additional sales and increases in sales prices contributed $0.8 million. Asia Pacific sales increased primarily due to higher volume sold into China.

Asia Pacific gross profit increased $1.3 million, or 65.0%, during the first three months of 2012 to $3.3 million from $2.0 million in the first three months of 2011. Gross profit increased $0.9 million due to an increase in volume shipped and $0.4 million due to increased sales prices.

Latin America

Latin America sales increased $2.8 million, or 28.9%, during the first three months of 2012 to $12.5 million from $9.7 million in the first three months of 2011. Increases in volume shipped contributed $1.8 million in additional sales and increased material costs increased sales by $1.5 million. A decrease is sales prices negatively affected sales by $0.5 million.

Latin America gross profit decreased $0.3 million, or 27.3%, during the first three months of 2012 to $0.8 million from $1.1 million in the first three months of 2011. Gross profit decreased $0.5 million due to decreased sales prices, which was partially offset by an increase in volume shipped.

Middle East

Middle East sales decreased $1.1 million, or 37.9% to $1.8 million during the first three months of 2012 from $2.9 million in the first three months of 2011 primarily due to a decrease in volume shipped.

Middle East gross profit decreased $0.1 million to $0.1 million in the first three months of 2012 from $0.2 million in the first three months of 2011, primarily due to the decrease in sales volume.

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

Resin Cost Volatility.  Resin-based material, derived from crude petroleum and natural gas, accounted for 81.8% of our cost of products for the three months ended March 31, 2012. Our ability to both manage the cost of our resin purchases as well as pass fluctuations in the cost of resin through to our customers is critical to our profitability. Fluctuations in the price of crude oil impact the cost of resin. In addition, planned and unplanned outages in facilities that produce polyethylene and its feedstock materials have historically impacted the cost of resin. In 2010, we implemented successful performance initiatives that focused on reducing the risk of volatility in resin costs on our profitability. We have developed policies, procedures, tools and organizational training procedures to enable better resin cost management and facilitate the efficient pass through of increases in our resin costs to our customers. These initiatives included diversifying our resin sources, hiring a polyethylene expert to lead procurement, implementing pricing tools that account for projected resin pricing, institutionalizing a bid approval process, creating a plant sourcing decision model, and running a large project tracking process. As a result of these policies, we successfully managed volatile resin prices between June 2010 and May 2011, when polyethylene resin prices fluctuated 23.1% between $0.78 per pound and $0.96 per pound, according to publicly available from IHS Inc. While the significant majority of our products are sold under orders that include 30-day re-pricing provisions at our option, and while we have taken advantage of this option in the past, the policies, processes, tools and organizational training procedures described above allow us to limit the need to re-price projects already under contract. This, in turn, helps us better manage our relationships with our customers. We believe that managing the risks associated with volatility in resin costs is now among our critical and core competencies.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three Months Ended March 31,		Period over
	2012	2011	Period Change
	(unaudited)
	(in thousands)
Sales	$94,916	$88,462	$6,454	7%
Cost of products	80,834	74,008	6,826	9
Gross profit	14,082	14,454	(372)	(3)
Selling, general and administrative expenses	20,580	9,343	11,237	120
Amortization of intangibles	300	394	(94)	(24)
Operating (loss) income	(6,798)	4,717	(11,515)	(244)
Other expenses (income):
Interest expense, net of interest income	5,747	4,841	906	19
Foreign currency transaction (gain) loss	(572)	1,290	(1,862)	(144)
Other income, net	(177)	(424)	247	58
Loss from continuing operations before income taxes	(11,796)	(990)	(10,806)	(1,092)
Income tax provision	649	127	522	411
Loss from continuing operations	$(12,445)	$(1,117)	$(11,328)	(1,014)%

Sales

Consolidated sales increased $6.4 million, or 7.2%, to $94.9 million for the three months ended March 31, 2012 from $88.5 million for the three months ended March 31, 2011. Increases in sales prices, primarily due to higher raw material costs, contributed $6.8 million to the increase in sales. Additional volume contributed $0.8 million.  Sales were also negatively affected by approximately $1.2 million from changes in foreign currency exchange rates, principally the Euro.

Cost of Products

Cost of products increased $6.8 million, or 9.2%, to $80.8 million for the three months ended March 31, 2012 from $74.0 million for the three months ended March 31, 2011. The increase in raw material costs contributed approximately 75.0%, or $5.1 million to the increase. The increase in volume shipped, coupled with increased manufacturing costs, contributed approximately 25%, or $1.7 million, to the increase.

Gross Profit

Consolidated gross profit for the three months ended March 31, 2012 decreased $0.4 million, or 2.6%, to $14.1 million compared to $14.5 million for the three months ended March 31, 2011. Gross profit as a percentage of sales was 14.8% for the three months ended March 31, 2012 compared with 16.3% for the three months ended March 31, 2011.

Selling, General and Administrative Expenses

SG&A expense for the three months ended March 31, 2012 was $20.6 million compared to $9.3 million for the three months ended March 31, 2011, an increase of $11.3 million. SG&A expense for the three months ended March 31, 2012 include costs related to the initial public offering (“IPO”) for bonuses of $6.6 million and $3.0 million associated with the termination of the Code Hennessy & Simmons management agreement. SG&A expense increased during 2012 when compared to 2011 due to the global expansion of the sales force and build out of the management team, partially offset by a lower restructuring expense and professional fees.

Excluding the expenses related to the IPO SG&A as a percentage of sales for the three months ended March 31, 2012 was 11.6% compared to 10.6% for the three months ended March 31, 2011.

Other Expenses (Income)

Interest expense was $5.7 million for the three months ended March 31, 2012 compared to $4.8 million for the three months ended March 31, 2011. The $0.9 million increase in interest expense in the three months ended March 31, 2012 was primarily due to the write-off of $0.7 million of unamortized debt issuance cost and $0.4 million of debt discount related to the $20.0 million early payment on the Second Lien Term loan as described in “– Liquidity and Capital Resources – The Refinancing Transactions; Description of Long-Term Indebtedness.” The weighted average debt balance outstanding was $181.2 million and $173.2 million for the three months ended March 31, 2012 and 2011, respectively; weighted average effective interest rates were 8.7% and 10.2% for the three months ended March 31, 2012 and 2011, respectively.

Foreign currency transaction gain was $0.6 million for the three months ended March 31, 2012 compared to a foreign currency transaction loss of approximately $1.3 million for the three months ended March 31, 2011. The $1.9 million change for the three months ended March 31, 2012 was due to favorable currency exchange rates, primarily related to the Euro, compared to the three months ended March 31, 2011.

Income Tax Expense

Income tax expense from continuing operations for the three months ended March 31, 2012 and 2011was $0.6 million and $0.1 million, respectively.  Our provision for income taxes is recorded at the estimated annual effective tax rates for each tax jurisdiction based on fiscal year to date results. Our effective tax rates were (6%) and (13%) for the three months ended March 31, 2012 and 2011, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate is due to the mix of the international jurisdictional rates and the changes in valuation allowance.  North American operations had a loss from continuing operations before income taxes during the three months ended March 31, 2012 and no income tax benefit was recorded as we believe it is not more likely than not these deferred tax assets will be realized.

EBITDA and Adjusted EBITDA

EBITDA represents net income or loss before interest, taxes, depreciation and amortization.  EBITDA from continuing operations decreased $9.4 million to a loss of $2.5 million during the three months ended March 31, 2012 compared to $6.9 million for the three months ended March 31, 2011. The decrease in EBITDA was primarily related to a decrease in our operating income of $11.5 million, partially offset by an increase in foreign exchange gains of $1.9 million. Adjusted EBITDA from continuing operations was $7.0 million during the three months ended March 31, 2012, a decrease of $2.8 million, or 28.6%, from $9.8 million during the three months ended March 31, 2011. The decrease in Adjusted EBITDA was primarily due to the decrease in operating income of $11.5 million, which was partially offset by the $9.6 million IPO costs discussed in SG&A previously.

Adjusted EBITDA represents EBITDA before change in the fair value of derivatives, loss (gain) on foreign currency transactions, restructuring expenses, extraordinary and non-recurring professional fees, stock-based compensation expense, loss (gain) on asset sales and management fees paid to CHS Capital LLC (“CHS”). Disclosure in this Quarterly Report on Form 10-Q of EBITDA and Adjusted EBITDA, which are “non-GAAP financial measures,” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, income from continuing operations or any other performance measure derived in accordance with GAAP. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items

We believe this measure is meaningful to our investors to enhance their understanding of our financial performance. Although EBITDA and Adjusted EBITDA are not necessarily a measure of our ability to fund our cash needs, we understand that it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance and to compare our performance with the performance of other companies that report EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should be considered in addition to, not as a substitute for, net income, income from continuing operations and other measures of financial performance reported in accordance with GAAP. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net loss from continuing operations, the most comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net loss	$(12,766)	$(731)
(Income) loss from discontinued operations, net of income tax	321	(386)
Interest expense, net of interest rate swap	5,747	4,841
Income tax expense	649	127
Depreciation and amortization expense	3,545	3,045
EBITDA	(2,504)	6,896
Foreign exchange (gain) loss	(572)	1,290
Restructuring expense	60	355
Professional fees	37	651
Stock-based compensation expense	4,306	75
IPO cash bonuses	2,293	-
IPO travel costs	56	-
Management fees	3,215	500
Other	133	8
Adjusted EBITDA	$7,024	$9,775

Liquidity and Capital Resources

General

We rely on borrowings under our Senior Secured Credit Facilities (as defined below) and other financing arrangements as our primary source of liquidity. See “– The Refinancing Transactions; Description of Long-Term Indebtedness” for a description of our long-term debt. Our cash flow from operations serves as an additional source of liquidity to the extent available. Our primary liquidity needs are to finance working capital, capital expenditures and debt service. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. Our working capital position has benefited from growth in sales, improvements in gross margin, increases in backlog and orders and low annual maintenance and capital expenditure requirements.

We believe that our cash on hand, together with the availability of borrowings under our Senior Secured Credit Facilities and other financing arrangements and cash generated from operations and net proceeds from our IPO, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on our indebtedness for at least the next twelve months.

Cash and Cash Equivalents

As of March 31, 2012, we had $10.3 million in cash and cash equivalents, an increase of $1.2 million from March 31, 2011 cash and cash equivalents of $9.1 million. This increase was primarily related to the completion of our IPO.  We maintain cash and cash equivalents at various financial institutions located in the United States, Germany, Thailand, Egypt and Chile. As of March 31, 2012, $1.0 million, or 10%, was held in domestic accounts with various institutions and approximately $9.3 million, or 90%, was held in accounts outside of the United States with various financial institutions.

The Refinancing Transactions; Description of Long-Term Indebtedness

First Lien Credit Facility

On May 27, 2011, we entered into a five-year, $160.0 million first lien senior secured credit facility with General Electric Capital Corporation, Jefferies Finance LLC and the other financial institutions party thereto, consisting of $135.0 million of term loan commitments (the “First Lien Term Loan”) and $25.0 million of revolving loan commitments (the “Revolving Credit Facility” and together with the First Lien Term Loan, the “First Lien Credit Facility”). On October 18, 2011, the Revolving Credit Facility was amended tob increase the aggregate revolving loan commitments from $25.0 million to $35.0 million. On December 12, 2011, the First Lien Credit Facility was amended to, among other matters, modify the definition of “Change of Control” to reduce CHS’ specified ownership percentage following the consummation of our IPO from 35% to 20%. With the proceeds from our IPO, we paid off the Revolving Credit Facility in February 2012, resulting in a remaining balance outstanding under the First Lien Credit Facility of $138.6 million as of March 31, 2012, and the interest rate on the First Lien Term Loan was 7.0%.

Amended and Restated First Lien Credit Facility

On April 18, 2012, we entered into an amendment and restatement of the First Lien Credit Facility (as amended and restated, the “Amended and Restated First Lien Credit Facility”), which, among other things, increased the aggregate term loan commitments from $135.0 million to $156.3 million. We used the additional borrowing capacity under the term loan to repay in full all outstanding indebtedness under, and to terminate, the Second Lien Term Loan (as defined below) and to pay related fees and expenses. We paid customary amendment fees to consenting lenders in connection with the amendment and restatement.

The Amended and Restated First Lien Credit Facility will continue to mature in May 2016. Borrowings under the Amended and Restated First Lien Credit Facility will continue to incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the Amended and Restated First Lien Credit Facility, we remain required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.

Guarantees; Security.  The obligations under the Amended and Restated First Lien Credit Facility continue to be guaranteed on a senior secured basis by GSE Holding and each of its and our existing and future wholly owned domestic subsidiaries, other than GSE International, Inc. and any other excluded subsidiaries. The obligations under the Amended and Restated First Lien Credit Facility remain secured by a first priority perfected security interest in substantially all of our and the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances under the Amended and Restated First Lien Credit Facility.

Restrictive Covenants.  The Amended and Restated First Lien Credit Facility continues to contain various restrictive covenants that include, among other things, restrictions or limitations on our company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business our company conducts. However, all of these covenants are subject to exceptions. For the twelve months ended March 31, 2012, our company was subject to a Total Leverage Ratio not to exceed 6.15:1.00 and an Interest Coverage Ratio of not less than 1.80:1.00. For fiscal year 2012, our company will be subject to a maximum Capital Expenditure Limitation of $15.6 million.  These ratios become progressively more restrictive over the term of the loan. As of March 31, 2012, we were in compliance with all financial debt covenants under the then-existing agreement.

Second Lien Term Loan

On May 27, 2011, we also entered into a 5.5 year, $40.0 million second lien senior secured credit facility with Jefferies Finance LLC and the other financial institutions party thereto, consisting of $40.0 million of term loan commitments (the “Second Lien Term Loan” and together with the First Lien Credit Facility, the “Senior Secured Credit Facilities”). On February 8, 2012, the Second Lien Term Loan was amended to, among other matters, modify the definition of “Change of Control” to reduce CHS’ specified ownership percentage following the consummation of our IPO from 35% to 20%. With the proceeds from our IPO, we paid $20.0 million on our Second Lien Term Loan, resulting in a remaining balance outstanding of $20.6 million, including PIK interest, as of March 31, 2012, and the interest rate on the Second Lien Term Loan was 13.0%, including 2.0% PIK interest.

On April 18, 2012, in connection with the amendment and restatement of the First Lien Credit Facility described above, we repaid in full all outstanding indebtedness under and terminated the Second Lien Term Loan. The Second Lien Term Loan was scheduled to mature in November 2016. All borrowings under the Second Lien Term Loan incurred interest expense that was variable in relation to the LIBOR (and/or Prime) rate. Additionally, the Second Lien Term Loan accrued PIK interest of 2.0% per annum, which was added to the principal balance of the term loan and was to become due at maturity, rather than being paid out by us periodically in cash.

Guarantees; Security.  Prior to the termination of the Second Lien Term Loan described above, the obligations thereunder were guaranteed on a senior secured basis by GSE Holding and each of its and our existing and future wholly owned domestic subsidiaries, other than GSE International, Inc. and any other excluded subsidiaries. The obligations under the Second Lien Term Loan were secured by liens on substantially all of our and the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances; provided, however, that the liens granted under the Second Lien Term Loan were contractually subordinated to the liens that secure our First Lien Credit Facility.

Restrictive Covenants.  The Second Lien Term Loan contained various restrictive covenants that included, among other things, restrictions or limitations on our company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business our company conducts. However, all of these covenants were subject to exceptions. As of March 31, 2012, we were in compliance with all financial debt covenants under the then-existing agreement.

Non-Dollar Denominated Term Loans

In April 2011, we entered into a EUR 0.7 million ($1.0 million) term loan with a German bank, bearing interest at 5.15% which is secured by equipment. The loan requires monthly payments of principal and interest totaling EUR 21 thousand ($27 thousand) beginning April 2011 and maturing in March 2014. The term loan had a balance outstanding on March 31, 2012 of EUR 0.5 million ($0.6 million).

We have a BAHT 225.7 million ($7.1 million) term loan with a Thailand bank, bearing interest at the bank’s Minimum Lending Rate (“MLR”) less 1.00% for the first two years and MLR less 0.50%, thereafter, and is secured by equipment, building and lease rights of the property where the equipment and building are located. The bank’s MLR was 7.125% at March 31, 2012. The term loan had a balance outstanding on March 31, 2012 of BAHT 24.7 million ($0.8 million) and matures in May 2013.

Non-Dollar Denominated Credit Facilities

As of March 31, 2012, we had five local international credit facilities. We have credit facilities with two German banks in the amount of EUR 6.4 million ($8.5 million). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of March 31, 2012, we had EUR 1.0 million ($1.3 million) available under these credit facilities with EUR 1.3 million ($1.8 million) of bank guarantees outstanding, and with EUR 4.1 ($5.4 million) outstanding under the line of credit.

In addition, we have two credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.5 million). These credit facilities bear interest at various market rates and are primarily for cash management purposes. We had EGP 8.0 million ($1.3 million) available under these credit facilities with EGP 2.7 million ($0.5 million) of bank guarantees outstanding, and with EGP 4.3 million ($0.7 million) outstanding under the line of credit as of March 31, 2012.

As of March 31, 2012, we had a BAHT 45.0 million ($1.4 million) revolving credit facility with Export-Import Bank of Thailand (“EXIM”), which has a termination date at the discretion of EXIM or our company. This revolving credit facility bears interest at EXIM prime rate less 0.75% for BAHT borrowings and at LIBOR plus 3.5% for U.S. dollar borrowings. Repayments of principal are required within 90 days from the date of each draw down borrowing and interest is payable once a month on the last day of the month. The credit facility is secured by a BAHT 45.1 million ($1.4 million) mortgage on land, building and equipment. We had BAHT 7.0 million ($0.2 million) available under these credit facilities with BAHT 38.0 million ($1.2 million) of letters of credit outstanding with no amounts outstanding under the line of credit as of March 31, 2012.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Three Months Ended March 31,
	2012	2011

	(in thousands)

Net cash used in operating activities – continuing operations	$(24,068)	$(1,998)
Net cash provided by (used in) operating activities – discontinued operations	(217)	3,883
Net cash used in investing activities – continuing operations	(5,507)	(1,747)
Net cash provided by (used in) financing activities – continuing operations	31,328	(7,617)
Effect of exchange rate changes on cash – continuing operations	(353)	(185)
Effect of exchange rate changes on cash – discontinued operations	30	37
Increase (decrease) in cash and cash equivalents	1,213	(7,627)
Cash and cash equivalents at end of period	$10,289	$7,557

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, and the effect of changes in working capital.

Net cash used in operating activities was $24.1 million for the three months ended March 31, 2012 compared to $2.0 million in the three months ended March 31, 2011. The $22.1 million decrease was related primarily to the increased accounts receivable and inventory levels, partially offset by the increase in accounts payable and accrued liabilities.

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

Net cash used in investing activities during the three months ended March 31, 2012 was $5.5 million compared to $1.7 million during the three months ended March 31, 2011. Capital expenditures during the three months ended March 31, 2012 consisted of $4.1 million of growth expenditures and $1.3 million of maintenance expenditures.  Capital expenditures during the three months ended March 31, 2011 consisted of $0.9 million of maintenance expenditures and $0.8 million related to improving the functionality of our Enterprise Resource Planning System.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities consists primarily of borrowings and repayments related to our credit facilities and fees and expenses paid in connection with our credit facilities.

Net cash provided by financing activities was $31.3 million during the three months ended March 31, 2012 compared to net cash used of $7.6 million during the three months ended March 31, 2011. This change was attributable primarily to the net proceeds from our IPO during February 2012 ($65.9 million), partially offset by the net repayment of our debt ($34.6 million).

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

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

Furthermore, in certain direct sales and raw material acquisition situations, we are required to post performance bonds or bank guarantees as part of the contractual guarantee for performance. The performance bonds or bank guarantees can be in the full amount of the orders. To date we have not received any claims against any of the posted securities, most of which terminate at the final completion date of the orders. As of March 31, 2012, we had $5.4 million of bonds outstanding and $5.5 million of guarantees issued under bank lines.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates and assumptions on historical experience and on various other information and data that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

For a discussion of critical accounting policies involving areas that require significant judgments and estimates on the part of management in the course of preparing of our financial statements, see “Critical Accounting Policies and Estimates” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012. There have been no material changes to our critical accounting policies and estimates since December 31, 2011.

Recently Issued Accounting Pronouncements

See Item 1, note 3, “Recent Accounting Pronouncements,” to our unaudited condensed consolidated financial statements for information regarding recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Borrowings under our Senior Secured Credit Facilities bear interest at a floating rate based on LIBOR or Prime, at our option. At March 31, 2012, we had $138.6 million in outstanding borrowings under these facilities consisting of $134.0 million in term loans and $4.6 million in revolving loans at a weighted average interest rate of 7.5%.

Our results of operations and cash flows would be affected by changes in the applicable underlying benchmark interest rates due to the impact such changes would have on the interest payable on variable-rate debt outstanding under the Senior Secured Credit Facilities. Holding other variables constant, including levels of indebtedness under the Senior Secured Credit Facilities, a 50 basis point increase in interest rates would result in an increase of approximately $0.7 million in annual interest expense.

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

In addition, we also execute intercompany lending transactions, and a foreign subsidiary may pay dividends to its respective parent, or ultimately, the United States parent. These transactions are denominated in various foreign currencies, which results in exposure to exchange rate risk that could impact our results of operations.

The total foreign currency transaction gains attributable to non-functional currency purchases and sales and intercompany loans and dividends was $0.6 million for the three months ended March 31, 2012, representing less than 1.0% of sales and cost of products. Given the relative size of these gains and losses, we do not believe that any reasonable near-term changes in applicable rates would have a material impact on our result of operations.

We did not enter into any foreign currency hedging transactions in the three months ended March 31, 2012, nor do we anticipate using derivative instruments to manage foreign currency exchange rate risk in the foreseeable future.

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

Raw Material Supply and Price Risk

Our primary raw materials used in the production of our products are polyethylene resins. As these resins are petroleum-based materials, changes in the price of feedstocks, such as crude oil or natural gas, as well as changes in market supply and demand may cause the cost of these resins to fluctuate significantly. During the three months ended March 31, 2012, raw material cost accounted for approximately 81.8% of our cost of products. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect changes in the cost of resins in our products’ selling prices in an efficient manner, passing the increase on to our customers, contributes to the management of our overall supply price risk and its potential impact on our results of operations.

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

Holding all other variables constant, a 1.0% increase in resin prices would have increased cost of products by approximately $0.7 million, based on our consolidated sales volume for the three months ended March 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.          LEGAL PROCEEDINGS

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

ITEM 1A.       RISK FACTORS

There have been no material changes in the status of our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012.

ITEM 6.        EXHIBITS

The information called for by this Item is incorporated herein by reference from the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2012.

GSE HOLDING, INC.

By:	/s/WILLIAM F. LACEY
	Name:	William F. Lacey
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of GSE Holding, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 15, 2012)
3.2	Amended and Restated Bylaws of GSE Holding, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 15, 2012)
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements**

*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, the eXtensible Business Reporting Language information contained in Exhibit 101.1 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.