Form 10-Q
period 2012-06-30
GSE Holding, Inc.
filed 2012-08-03
CIK 1275712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-35382

GSE Holding, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0619069
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19103 Gundle Road, Houston, Texas	77073
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 3, 2012, 19,395,754 shares of the registrant’s common stock were outstanding.

GSE Holding, Inc.
FORM 10-Q
For the Quarter Ended June 30, 2012

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

ITEM 1. FINANCIAL STATEMENTS

GSE Holding, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	June 30, 2012	December, 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,764	$9,076
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,629 and $1,736	101,451	80,705
Other	5,889	3,054
Inventory, net	71,417	58,109
Deferred income taxes	482	935
Prepaid expenses and other	10,455	5,741
Income taxes receivable	2,483	2,447
Total current assets	200,941	160,067
Property, plant and equipment, net	63,792	57,270
Goodwill	58,895	58,895
Intangible assets, net	2,109	2,727
Deferred income taxes	3,050	2,519
Deferred debt issuance costs, net	7,420	8,387
Other assets	255	2,561
TOTAL ASSETS	$336,462	$292,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,734	$31,396
Accrued liabilities and other	24,193	26,264
Short-term debt	3,673	2,864
Current portion of long-term debt	2,248	2,709
Income taxes payable	2,009	964
Deferred income taxes	1,109	1,135
Total current liabilities	67,966	65,332
Other liabilities	1,027	1,124
Deferred income taxes	1,345	1,416
Long-term debt, net of current portion	176,177	192,885
Total liabilities	246,515	260,757
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 19,395,754 and 10,809,987 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	194	108
Additional paid-in capital	129,277	61,407
Accumulated deficit	(38,426)	(29,456)
Accumulated other comprehensive loss	(1,098)	(390)
Total stockholders’ equity	89,947	31,669
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$336,462	$292,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSE Holding, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$139,168	$118,487	$234,085	$206,949
Cost of products	115,675	100,911	196,509	174,919
Gross profit	23,493	17,576	37,576	32,030
Selling, general and administrative expenses	11,814	9,395	22,739	18,738
Public offering related costs	—	—	9,655	—
Amortization of intangibles	297	334	598	728
Operating income	11,382	7,847	4,584	12,564
Other expenses (income):
Interest expense, net	3,890	5,480	9,637	10,321
Foreign currency transaction loss	631	363	58	1,653
Loss on extinguishment of debt	1,555	2,016	1,555	2,016
Other income, net	(488)	(282)	(664)	(706)
Income (loss) from continuing operations before income taxes	5,794	270	(6,002)	(720)
Income tax provision	2,078	1,074	2,727	1,201
Income (loss) from continuing operations	3,716	(804)	(8,729)	(1,921)
Income (loss) from discontinued operations, net of tax	80	(379)	(241)	7
Net income (loss)	3,796	(1,183)	(8,970)	(1,914)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,844)	1,280	(708)	4,393
Comprehensive income (loss)	$1,952	$97	$(9,678)	$2,479

Basic net income (loss) per common share:
Continuing operations	$0.19	$(0.07)	$(0.51)	$(0.18)
Discontinued operations	0.01	(0.04)	(0.01)	—
	$0.20	$(0.11)	$(0.52)	$(0.18)
Diluted net income (loss) per common share:
Continuing operations	$0.18	$(0.07)	$(0.51)	$(0.18)
Discontinued operations	0.01	(0.04)	(0.01)	—
	$0.19	$(0.11)	$(0.52)	$(0.18)
Basic weighted-average common shares outstanding	19,338	10,810	17,230	10,810
Diluted weighted-average common shares outstanding	20,399	10,810	17,230	10,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSE Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(8,970)	$(1,914)
(Income) loss from discontinued operations	241	(7)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	9,315	7,618
Loss on extinguishment of debt	1,555	2,016
Revaluation of non-dollar denominated debt	91	1,508
Stock-based compensation	4,341	75
Increase in accounts receivable	(21,191)	(10,685)
Increase in inventory	(14,282)	(12,760)
Increase in accounts payable	3,606	11,230
All other items, net	(9,509)	(7,237)
Net cash used in operating activities – continuing operations	(34,803)	(10,156)
Net cash provided by (used in) operating activities – discontinued operations	(143)	4,400
Net cash used in operating activities	(34,946)	(5,756)
Cash flows from investing activities:
Purchase of property, plant and equipment	(13,206)	(4,785)
Net cash used in investing activities	(13,206)	(4,785)
Cash flows from financing activities:
Proceeds from lines of credit	53,673	75,760
Repayments of lines of credit	(51,013)	(83,102)
Proceeds from long-term debt	22,000	173,085
Repayments of long-term debt	(42,073)	(151,657)
Net proceeds from initial public offering	65,927	-
Payments for debt issuance costs	(1,260)	(7,378)
Net cash provided by financing activities – continuing operations	47,254	6,708
Net cash used in financing activities – discontinued operations	-	(650)
Net cash provided by financing activities	47,254	6,058
Effect of exchange rate changes on cash – continuing operations	560	(310)
Effect of exchange rate changes on cash – discontinued operations	26	56
Net decrease in cash and cash equivalents	(312)	(4,737)
Cash and cash equivalents at beginning of period	9,076	15,184
Cash and cash equivalents at end of period	$8,764	$10,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSE Holding, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Organization and Description of Business —

GSE Holding, Inc. (the “Company”) is a leading global manufacturer and marketer of highly engineered geosynthetic lining products for environmental protection and confinement applications. These lining products are used in a wide range of infrastructure end markets such as mining, waste management, liquid containment (including water infrastructure, agriculture and aquaculture), coal ash containment and shale oil and gas. The Company offers a full range of products, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles, and other specialty products. The Company generates the majority of its sales outside of the United States, including emerging markets in Asia, Latin America, Africa and the Middle East. Its comprehensive product offering and global infrastructure, along with its extensive relationships with customers and end-users, provide it with access to high-growth markets worldwide, visibility into upcoming projects and the flexibility to serve customers regardless of geographic location. The Company believes that its market share, broad product offering, strong customer relationships, diverse end markets and global presence provide it with key competitive advantages in the environmental geosynthetic products industry. The Company manufactures its products at facilities located in the United States, Germany, Thailand, Chile and Egypt.

Effective February 10, 2012, the Company completed its initial public offering (“IPO”) of 7,000,000 shares of common stock.  The Company also granted the underwriters a 30-day option to purchase up to an additional 1,050,000 shares at the IPO price to cover over-allotments, which was exercised. The IPO price was $9.00 per share and the common stock is currently listed on The New York Stock Exchange under the symbol “GSE”.  The Company received proceeds from the IPO, after deducting underwriter’s fees, of approximately $67.4 million.  The Company incurred direct and incremental costs associated with the IPO of approximately $3.8 million.  At December 31, 2011, $2.3 million of these costs had been deferred in Other assets and were subsequently netted against the proceeds from the IPO and classified in Additional paid-in capital.  The proceeds from the IPO were used to pay down debt ($51.5 million) and for general working capital purposes.  The Company also incurred and expensed compensation costs of $6.6 million related to IPO bonuses that were paid in cash ($2.3 million) and the issuance of fully vested common stock ($4.3 million) to certain key executives and directors, and $3.0 million related to a management agreement termination fee, which became payable upon the closing of the IPO.

2. Basis of Presentation —

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) on the same basis as those in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011. The December 31, 2011 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. The Company believes that the disclosures herein are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the full year ending December 31, 2012. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, and the notes thereto included in the 2011 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts as well as certain disclosures. The Company’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

3.  Recent Accounting Pronouncements —

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment, to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company will adopt this ASU for its 2012 goodwill impairment testing, with an annual test date of October 1, and does not believe it will have a material impact on the Company’s results of operations or financial position.

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

The basic and diluted net income (loss) per share calculations are presented below (thousands, except for per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income (loss):
From continuing operations	3,716	(804)	(8,729)	(1,921)
From discontinued operation	80	(379)	(241)	7
	$3,796	$(1,183)	$(8,970)	$(1,914)
Common share information:
Weighted-average common shares outstanding – basic	19,338	10,810	17,230	10,810
Dilutive effect of employee stock options	1,061	–	–	–
Weighted-average common shares outstanding – dilutive	20,399	10,810	17,230	10,810
Basic net income (loss) per share:
Continuing operations	$0.19	$(0.07)	$(0.51)	$(0.18)
Discontinued operations	0.01	(0.04)	(0.01)	—
	$0.20	$(0.11)	$(0.52)	$(0.18)
Diluted net income (loss) per share:
Continuing operations	$0.18	$(0.07)	$(0.51)	$(0.18)
Discontinued operations	0.01	(0.04)	(0.01)	—
	$0.19	$(0.11)	$(0.52)	$(0.18)

For the three months ended June 30, 2011 and the six months ended June 30, 2012 and 2011, 1.2 million, 1.7 million and 1.2 million of in-the-money options, respectively, have been excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive given the net loss reported by the Company for those periods.

5. Inventory –

Inventory consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$36,400	$24,479
Finished goods	32,478	31,732
Supplies	5,516	4,996
Obsolescence and slow moving allowance	(2,977)	(3,098)
	$71,417	$58,109

6. Property, Plant and Equipment –

Property, plant and equipment consisted of the following:

	Estimated useful lives years	June 30, 2012	December 31, 2011
		(in thousands)
Land		$4,785	$4,820
Buildings and improvements	7-30	48,890	24,022
Machinery and equipment	3-10	85,281	97,524
Software	3	8,025	8,025
Furniture and fixtures	3-5	789	720
		147,770	135,111
Less – accumulated depreciation and amortization		(83,978)	(77,841)
		$63,792	$57,270

Depreciation and amortization expense for the three months ended June 30, 2012 and 2011was $3.2 million and $2.8 million, respectively.  Depreciation and amortization expense for the six months ended June 30, 2012 and 2011 was $6.5 million and $5.4 million, respectively.

7. Intangible Assets –

Intangible assets consisted of the following:

	Estimated useful lives years	June 30, 2012	December 31, 2011
		(in thousands)
Customer lists	5-10	$25,127	$25,307
Non-compete agreements	5-10	2,469	2,469
Other	1	363	363
		27,959	28,139
Less accumulated amortization		(25,850)	(25,412)
Intangible assets, net		$2,109	$2,727

Amortization expense for intangible assets during the three months ended June 30, 2012 and 2011was $0.3 million in each period.  Amortization expense for intangible assets during the six months ended June 30, 2012 and 2011was $0.6 million and $0.7 million, respectively.

8. Accrued Liabilities and Other –

Accrued liabilities and other consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Customer prepayments	$932	$167
Accrued operating expenses	10,044	6,043
Self-insurance reserves	2,077	3,167
Compensation and benefits	3,257	6,096
Accrued interest	2,860	4,026
Taxes, other than income	1,907	2,025
Other accrued liabilities	3,116	4,740
	$24,193	$26,264

9. Long-Term Debt –

Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
First Lien Credit Facility	$179,248	$155,982
Second Lien Term Loan, including payment in kind (“PIK”) interest	—	40,488
Term Loan – German bank secured by equipment, 5.15%, maturing March 2014	541	702
Term Loan – Thailand bank secured by equipment, monthly installments of $113,000, 6.75% variable through May 2013	376	1,097
	180,165	198,269
Less – current maturities	(2,248)	(2,709)
Unamortized discounts on first lien loans	(1,740)	(2,675)
	$176,177	$192,885

First Lien Credit Facility –

On May 27, 2011, we entered into a five-year, $160.0 million first lien senior secured credit facility with General Electric Capital Corporation, Jefferies Finance LLC and the other financial institutions party thereto, consisting of $135.0 million of term loan commitments (the “First Lien Term Loan”) and $25.0 million of revolving loan commitments (the “Revolving Credit Facility” and together with the First Lien Term Loan, the “First Lien Credit Facility”). On October 18, 2011, the Revolving Credit Facility was amended to increase the aggregate revolving loan commitments from $25.0 million to $35.0 million. On December 12, 2011, the First Lien Credit Facility was amended to, among other matters, modify the definition of “Change of Control” to reduce Code Hennessy & Simmons LLP (“CHS”) specified ownership percentage following the consummation of our IPO from 35% to 20%.

Amended First Lien Credit Facility

On April 18, 2012, we entered into a third amendment to the First Lien Credit Facility (as amended, the “Amended First Lien Credit Facility”), which, among other things, increased the aggregate term loan commitments from $135.0 million to $157.0 million. We used the additional borrowing capacity under the term loan to repay in full all outstanding indebtedness under, and to terminate, the Second Lien Term Loan (as defined below) and to pay related fees and expenses. We paid customary amendment fees to consenting lenders in connection with the amendment.

The Amended First Lien Credit Facility will continue to mature in May 2016. Borrowings under the Amended First Lien Credit Facility will continue to incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the Amended First Lien Credit Facility, we remain required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of June 30, 2012, there was $179.2 million outstanding under our Amended First Lien Credit Facility consisting of $155.7 million in term loans and $23.5 million in revolving loans, and the interest rate on such loans was 7.12%.  We had $10.4 million of capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

Guarantees; Security.  The obligations under the Amended First Lien Credit Facility are guaranteed on a senior secured basis by the Company and each of its existing and future wholly owned domestic subsidiaries, other than GSE International, Inc. and any other excluded subsidiaries. The obligations are secured by a first priority perfected security interest in substantially all of the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances under the Amended First Lien Credit Facility.

Restrictive Covenants.  The Amended First Lien Credit Facility contains various restrictive covenants that include, among other things, restrictions or limitations on the Company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of its assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business the Company conducts. However, all of these covenants are subject to exceptions. For the twelve months ended June 30, 2012 and December 31, 2011, the Company was subject to a Total Leverage Ratio not to exceed 6.15:1.00 and an Interest Coverage Ratio of not less than 1.90:1.00.  For the year ended December 31, 2011, the Company was also subject to a maximum Capital Expenditure Limitation of $17.5 million.  These ratios become progressively more restrictive over the term of the loans.  For all periods presented, the Company was in compliance with all financial debt covenants under the existing agreements.

Second Lien Term Loan –

On May 27, 2011, the Company also entered into a 5.5 year, $40.0 million second lien senior secured credit facility consisting of $40.0 million of term loan commitments (the “Second Lien Term Loan”). The Second Lien Term Loan was paid in full on April 18, 2012, and the arrangement was terminated.  In connection with this refinancing, the Company recorded a $1.6 million loss from extinguishment of debt, primarily related to the write-off of unamortized debt issuance cost and discount.

10. Fair Value of Financial Instruments –

Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, GAAP requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the our long-term debt of $180.2 million as of June 30, 2012 approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

11. Stock-Based Compensation –

During the three months ended June 30, 2012, 0.2 million stock options were granted with an exercise price of $11.57. As of June 30, 2012, there were approximately 1.9 million stock options outstanding with an exercise price range of $0.67 to $11.57 and a weighted average exercise price of $3.46.  Of these stock options, 1.7 million were exercisable at June 30, 2012 and had an intrinsic value of $13.7 million.  Also during the three months ended June 30, 2012, 0.1 million shares of restricted stock were granted with a three year vesting period.  As of  December 31, 2011, there were approximately 1.7 million stock options outstanding with an exercise price range of $0.67 to $6.35 and a weighted average exercise price of $2.50.  These options had an intrinsic value of $5.4 million.

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the six months ended June 30.

	2012	2011
Risk Free Interest Rate	0.54%	1.0%
Expected Volatility	45.9%	22.25%
Expected Dividend Yield	0%	0%
Expected Life	4 years	3 years
Weighted Average Calculated Value per Option	$3.57	$0.65

There was less than $0.1 million of stock-based compensation expense related to stock options and restricted stock for the three months ended June 30, 2012 and no stock-based compensation expense for the three months ended June 30, 2011.  For the six months ended June 30, 2012, stock-based compensation expense of $4.3 million was recognized related to 478,467 shares of fully vested common stock that was issued to certain key executives and directors in connection with the IPO.  Stock-based compensation expense of $0.1 million was recognized during the six months ended June 30, 2011.

All outstanding stock options are held by employees and former employees of the Company and have an expiration date of 10 years from the date of grant. At June 30, 2012 and December 31, 2011, the average remaining contractual life of options outstanding and exercisable was 3.7 years and 3.2 years, respectively.  At June 30, 2012, there was approximately $1.3 million of total unrecognized compensation expense related to non-vested employee stock options and restricted stock grants.

12. Income Taxes –

Income tax expense from continuing operations for the three months ended June 30, 2012 and 2011was $2.1 million and $1.1 million, respectively.  Our provision for income taxes is recorded at the estimated annual effective tax rates for each tax jurisdiction based on fiscal year to date results. Income tax expense from continuing operations for the six months ended June 30, 2012 and 2011was $2.7 million and $1.2 million, respectively.  The difference in the effective tax rate compared with the U.S. federal statutory rate is due to the mix of the international jurisdictional rates and the changes in valuation allowance, which relates to the United States.  North American operations had a loss from continuing operations before income taxes of $0.7 million and $14.1 million during the three and six months ended June 30, 2012, respectively, for which no income tax benefit was recorded as we believe it is more likely than not these deferred tax assets will not be realized.

13. Commitments and Contingencies –

Warranties

The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company’s employees. The Company accrues a warranty reserve based on estimates for warranty claims included in Accrued liabilities and other in the consolidated balance sheet. This estimate is based on historical claims history and current business activities and is accrued as a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s operations for warranty obligations for the six months ended June 30, 2012 and 2011 (in thousands) as recorded in accrued liabilities and other on the condensed consolidated balance sheet:

	2012	2011
Balance at January 1	$2,225	$2,802
Changes in estimates	9	46
Payments	(35)	(89)
Balance at March 31	$2,199	2,759
Changes in estimates	(739)	45
Payments	(42)	(351)
Balance at June 30	$1,418	$2,453

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

Bonding – Bank Guarantees –

The Company, in some direct sales and raw material acquisition situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date the Company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts. As of June 30, 2012, the Company had $6.1 million of bonds outstanding and $4.6 million of guarantees issued under its bank lines.

Litigation and Claims –

The Company is a party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning the Company’s entire business. We believe it is not probable and reasonably estimable that resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

14. Related Party Transaction –

Management Agreement with CHS Management IV LP

In connection with the Merger in 2004, the Company entered into a management agreement with GEO Holdings and CHS Management IV LP (“CHS Management”) a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV. Pursuant to the management agreement, CHS Management provides certain financial and management consulting services to GEO Holdings and to the Company. In consideration of those services, the Company paid fees to CHS Management in an aggregate annual amount of $2.0 million payable in equal monthly installments. Under this agreement, the Company paid and expensed $0.2 million and $0.5 million during the six months ended June 30, 2012 and 2011, respectively, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations. In connection with the Company’s IPO, the management agreement was terminated and a fee of $3.0 million was paid and expensed during the six months ended June 30, 2012, which are included in non-recurring initial public offering related costs in the Consolidated Statements of Operations. As of June 30, 2012, there were no amounts payable to CHS under this agreement.

15. Segment Information –

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

	Three months ended June 30, 2012
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$60,106	$41,167	$24,074	$11,197	$2,624	$139,168
Intersegment sales	8,192	—	2,310	—	1,162	11,664
Total segment net sales	68,298	41,167	26,384	11,197	3,786	150,832
Gross profit	12,332	5,120	3,853	1,839	349	23,493
Gross margin	20.5%	12.4%	16.0%	16.4%	13.3%	16.9%

	Three months ended June 30, 2011
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$44,865	$37,956	$22,562	$10,793	$2,311	$118,487
Intersegment sales	9,892	(85)	2,679	-	140	12,626
Total segment net sales	54,757	37,871	25,241	10,793	2,451	131,113
Gross profit	9,598	3,669	2,825	1,303	181	17,576
Gross margin	21.4%	9.7%	12.5%	12.1%	7.8%	14.8%

	Six months ended June 30, 2012
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$96,332	$67,018	$42,644	$23,673	$4,418	$234,085
Intersegment sales	18,572	—	5,452	—	2,326	26,350
Total segment net sales	114,904	67,018	48,096	23,673	6,744	260,435
Gross profit	21,257	6,080	7,173	2,598	468	37,576
Gross margin	22.1%	9.1%	16.8%	11.0%	10.6%	16.1%

	Six months ended June 30, 2011
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$88,283	$58,339	$34,699	$20,454	$5,174	$206,949
Intersegment sales	12,030	-	6,127	-	140	18,297
Total segment net sales	100,313	58,339	40,826	20,454	5,314	225,246
Gross profit	19,946	4,470	4,830	2,351	433	32,030
Gross margin	22.6%	7.7%	13.9%	11.5%	8.4%	15.5%

The following tables reconcile the segment information presented above to the consolidated financial information.

Net sales

	Reconciliation to Consolidated Sales
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)

Total segment net sales	$150,832	$131,113	$260,435	$225,246
Intersegment sales	(11,664)	(12,626)	(26,350)	(18,297)
Consolidated net sales	$139,168	$118,487	$234,085	$206,949

16. Discontinued operations –

The Company closed its manufacturing facility located in the United Kingdom and exited the United States Installation business in 2010.  Additionally, the Company completed the exit from the synthetic turf business as of December 31, 2008.  For the three months ended June 30, 2012 and 2011, the Company recorded after tax income of $0.1 million and an after tax loss of $0.4 million, respectively, related to discontinued operations.   For the six months ended June 30, 2012 and 2011, the Company recorded an after tax loss of $0.2 million and after tax income of less than $0.1 million, respectively, related to discontinued operations.  At June 30, 2012 and December 31, 2011, there were approximately $0.6 million and $1.7 million, respectively, in assets and less than $1.0 million in liabilities at each period end related to discontinued operations.

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

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,”  “GSE Holding,” “our business” and “our company” refer to GSE Holding, Inc. and its consolidated subsidiaries as a combined entity.

Overview

We believe we are the leading global provider of sales of highly engineered geosynthetic containment solutions for environmental protection and confinement applications. Our products are used in a wide range of infrastructure end markets such as mining, waste management, liquid containment (including water infrastructure, agriculture and aquaculture), coal ash containment and shale oil and gas. We are one of the few providers with the full suite of products required to deliver customized solutions for complex projects on a global basis, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles and specialty products. We have a global infrastructure that includes seven manufacturing facilities located in the United States, Germany, Chile, Egypt and Thailand, 18 regional sales offices located in 12 countries and engineers and technical salespeople located on four continents. We generate the majority of our sales outside of North America, including high-growth emerging markets in Asia, Latin America, Africa and the Middle East. Our comprehensive product offering and global infrastructure, along with our extensive relationships with customers and end-users, provide us with access to high-growth markets worldwide and the flexibility to serve customers regardless of geographic location.

Segment Data

We have organized our operations into five principal reporting segments: North America, Europe Africa, Asia Pacific, Latin America and Middle East. We generate a greater proportion of our gross profit, as compared to our sales, in our North America segment, which consists of the United States, Canada and Mexico, because our product mix in this segment is focused on higher-margin products. We expect the percentage of total gross profit derived from outside North America to increase in future periods as we continue to focus on selling these higher-value products in our other segments. We also expect the percentage of sales derived from outside North America to increase in future periods as we continue to expand globally.

The following table presents our net sales and gross profit by segment for the period presented, as well as gross profit as a percentage of net sales from each segment:

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Three months ended June 30, 2012
Net sales	$60,106	$41,167	$24,074	$11,197	$2,624
Gross profit	12,332	5,120	3,853	1,839	349
Gross margin	20.5%	12.4%	16.0%	16.4%	13.3%

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Six months ended June 30, 2012
Net sales	$96,332	$67,018	$42,644	$23,673	$4,418
Gross profit	21,257	6,080	7,173	2,598	468
Gross margin	22.1%	9.1%	16.8%	11.0%	10.6%

The following table presents our net sales from each segment, as a percentage of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
North America	43.2%	37.9%	41.2%	42.6%
Europe Africa	29.6	32.0	28.6	28.2
Asia Pacific	17.3	19.0	18.2	16.8
Latin America	8.0	9.1	10.1	9.9
Middle East	1.9	2.0	1.9	2.5
Total	100.0%	100.0%	100.0%	100.0%

North America

North America net sales increased $15.2 million, or 33.9%, during the three months ended June 30, 2012 to $60.1 million from $44.9 million during the three months ended June 30, 2011 primarily due to higher volume shipped.  North America gross profit increased $2.7 million, or 28.1%, to $12.3 million during the three months ended June 30, 2012 from $9.6 million in the prior year period. North America gross profit increased $3.3 million primarily due to the increase in volume shipped.

North America net sales increased $8.0 million, or 9.1%, during the six months ended June 30, 2012 to $96.3 million from $88.3 million in the six months ended June 30, 2011. Higher volume shipped contributed $6.8 million, and increases in raw material costs and changes in product mix contributed $1.2 million. North America gross profit increased $1.4 million, or 7.0%, during the six months ended June 30, 2012 to $21.3 million from $19.9 million in the prior year period primarily due to the higher volume shipped and increases in raw material costs and changes in product mix, which were partially offset by an increase in manufacturing costs.

Europe Africa

Europe Africa net sales increased $3.2 million, or 8.4%, during the three months ended June 30, 2012 to $41.2 million from $38.0 million in the three months ended June 30, 2011. Net sales increased $5.9 million due to higher volume shipped and $2.9 million due to increases in raw material costs and changes in product mix. Europe Africa net sales were negatively affected by approximately $5.6 million from changes in foreign currency exchange rates. Europe Africa gross profit increased $1.5 million, or 41.7%, to $5.1 million in the three months ended June 30, 2012 compared to $3.6 million in the three months of ended June 30, 2011 primarily due to increases in raw material costs and changes in product mix and increased volume, which were partially offset by increased manufacturing costs and changes in foreign currency exchange rates.

Europe Africa net sales increased $8.7 million, or 14.9%, during the six months ended June 30, 2012 to $67.0 million from $58.3 million in the prior year period. Net sales increased $9.5 million due to increases in volume shipped and $6.0 million due to increases in raw material costs and changes in product mix. Europe Africa net sales were negatively affected by approximately $6.8 million from changes in foreign currency exchange rates. Europe Africa gross profit increased $1.6 million, or 35.6%, to $6.1 million in the six months ended June 30, 2012 compared to $4.5 million in the six months ended June 30, 2011 primarily due to increases in raw material costs and changes in product mix and increased volume, which were partially offset by changes in foreign currency exchange rates.

Asia Pacific

Asia Pacific net sales increased $1.5 million, or 6.6%, during the three months ended June 30, 2012 to $24.1 million from $22.6 million in the three months ended June 30, 2011. Changes in product mix contributed $0.9 million in additional net sales, and increased volume shipped contributed $0.6 million. Asia Pacific gross profit increased $1.1 million, or 39.3%, during the three months ended June 30, 2012 to $3.9 million from $2.8 million in the prior year period. Gross profit increased $2.0 million due to changes in product mix partially offset by increased manufacturing costs.

Asia Pacific net sales increased $7.9 million, or 22.8%, during the six months ended June 30, 2012 to $42.6 million from $34.7 million in the six months ended June 30, 2011. Increases in volume shipped contributed $6.4 million and increases in raw material costs and changes in product mix contributed $1.5 million. Asia Pacific gross profit increased $2.4 million, or 50.0%, during the six months ended June 30, 2012 to $7.2 million from $4.8 million in the prior year period. Gross profit increased $2.9 million due to increases in raw material costs and changes in product mix and $0.9 million due to higher volume shipped, which were partially offset by increased manufacturing costs.

Latin America

Latin America net sales increased $0.4 million, or 3.7%, during the three months ended June 30, 2012 to $11.2 million from $10.8 million in the three months ended June 30, 2011. Increases in raw material costs and changes in product mix contributed $1.5 million, partially offset by a decrease in volume shipped. Latin America gross profit increased $0.5 million, or 38.5%, during the three months ended June 30, 2012 to $1.8 million from $1.3 million in the prior year period primarily due to increases in raw material costs and changes in product mix.

Latin America net sales increased $3.2 million, or 15.6%, during the six months ended June 30, 2012 to $23.7 million from $20.5 million in the six months ended June 30, 2011. Increases in raw material costs and changes in product mix contributed $2.2 million and an increase in volume shipped contributed $1.0 million.  Latin America gross profit increased $0.2 million, or 8.3%, during the six months ended June 30, 2012 to $2.6 million from $2.4 million in the six months ended June 30, 2011 primarily due to higher volume shipped.

Middle East

Middle East net sales increased $0.3 million, or 13.0% to $2.6 million during the three months ended June 30, 2012 from $2.3 million in the three months ended June 30, 2011 primarily due to increases in raw material costs and changes in product mix and volume shipped. Middle East gross profit increased $0.1 million, or 100.0%, to $0.3 million in the three months ended June 30, 2012 from $0.2 million in the three months ended June 30, 2011 primarily due to increases in raw material costs and changes in product mix.

Middle East net sales decreased $0.8 million, or 15.4% to $4.4 million during the six months ended June 30, 2012 from $5.2 million in the six months ended June 30, 2011 primarily due to a decrease in volume shipped partially offset by increases in raw material costs and changes in product mix.  Middle East gross profit increased $0.1 million, or 25.0%, to $0.5 million in the six months ended June 30, 2012 from $0.4 million in the prior year period primarily due to increases in raw material costs and changes in product mix partially offset by decreased volume and increased manufacturing costs.

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

Resin Cost Volatility.  Resin-based material, derived from crude petroleum and natural gas, accounted for 84.2% and 84.3% of our cost of products for the three and six months ended June 30, 2012, respectively. Our ability to both manage the cost of our resin purchases as well as pass fluctuations in the cost of resin through to our customers is critical to our profitability. Fluctuations in the price of crude oil impact the cost of resin. In addition, planned and unplanned outages in facilities that produce polyethylene and its feedstock materials have historically impacted the cost of resin. In 2010, we implemented successful performance initiatives that focused on reducing the risk of volatility in resin costs on our profitability. We have developed policies, procedures, tools and organizational training procedures to enable better resin cost management and facilitate the efficient pass through of increases in our resin costs to our customers. These initiatives included diversifying our resin sources, hiring a polyethylene expert to lead procurement, implementing pricing tools that account for projected resin pricing, institutionalizing a bid approval process, creating a plant sourcing decision model, and running a large project tracking process. As a result of these policies, we successfully managed volatile resin prices between June 2010 and May 2011, when polyethylene resin prices fluctuated 23.1% between $0.78 per pound and $0.96 per pound, according to publicly available from IHS Inc. While the significant majority of our products are sold under orders that include 30-day re-pricing provisions at our option, and while we have taken advantage of this option in the past, the policies, processes, tools and organizational training procedures described above allow us to limit the need to re-price projects already under contract. This, in turn, helps us better manage our relationships with our customers. We believe that managing the risks associated with volatility in resin costs is now among our critical and core competencies.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Three Months Ended June 30,		Period over
	2012	2011	Period Change
	(in thousands)

Net sales	$139,168	$118,487	$20,681	17.5%
Cost of products	115,675	100,911	14,764	14.6
Gross profit	23,493	17,576	5,917	33.7
Selling, general and administrative expenses	11,814	9,395	2,419	25.7
Amortization of intangibles	297	334	(37)	(11.1)
Operating income	11,382	7,847	3,535	45.0
Other expenses (income):
Interest expense, net	3,890	5,480	(1,590)	(29.0)
Foreign currency transaction loss	631	363	268	73.8
Loss on extinguishment of debt	1,555	2,016	(461)	(22.9)
Other income, net	(488)	(282)	(206)	(73.0)
Income from continuing operations before income taxes	5,794	270	5,524	*
Income tax provision	2,078	1,074	1,004	93.5
Income (loss) from continuing operations	$3,716	$(804)	$4,520	*

* Not meaningful

Net sales

Consolidated net sales increased $20.7 million, or 17.5%, to $139.2 million for the three months ended June 30, 2012 from $118.5 million for the three months ended June 30, 2011. Additional volume contributed $18.9 million.  Better pricing, increases in raw material costs passed on to the customer, and changes in product mix contributed $7.4 million. Net sales were negatively affected by approximately $5.6 million from changes in foreign currency exchange rates, principally the Euro.

Cost of Products

Cost of products increased $14.8 million, or 14.6%, to $115.7 million for the three months ended June 30, 2012 from $100.9 million for the three months ended June 30, 2011. Cost of products increased $16.1 million due to the increase in volume shipped and $2.5 million due to the increase in raw material cost, which were partially offset by changes in foreign currency exchange rates, principally the Euro.

Gross Profit

Consolidated gross profit for the three months ended June 30, 2012 increased $5.9 million, or 33.7%, to $23.5 million compared to $17.6 million in the prior year period. Volume contributed $2.8 million to the increase in gross profit while better pricing and changes in product mix contributed $4.0 million, partially offset by changes in foreign currency.  Gross profit as a percentage of net sales was 16.9% for the three months ended June 30, 2012 compared with 14.8% for the three months ended June 30, 2011.

Selling, General and Administrative Expenses

SG&A expense for the three months ended June 30, 2012 was $11.8 million compared to $9.4 million for the three months ended June 30, 2011, an increase of $2.4 million. SG&A expense increased during the three months ended June 30, 2012 when compared to the prior year period due to the global expansion of the sales force and administrative personnel ($0.7 million), public company costs ($0.7 million), and professional fees in connection with a potential acquisition ($0.6 million).  SG&A as a percentage of net sales for the three months ended June 30, 2012 was 8.5% compared to 7.9% for the three months ended June 30, 2011.

Other Expenses (Income)

Interest expense was $3.9 million for the three months ended June 30, 2012 compared to $5.5 million for the three months ended June 30, 2011. The $1.6 million decrease in interest expense in the three months ended June 30, 2012 was due to lower debt balances outstanding with lower interest rates in 2012. The weighted average debt balance outstanding was $176.9 million and $186.3 million for the three months ended June 30, 2012 and 2011, respectively, and weighted average effective interest rates were 7.5% and 9.6% for the three months ended June 30, 2012 and 2011, respectively.

Loss on extinguishment of debt of $1.6 million in the three months ended June 30, 2012 relates to the refinancing of the Second Lien Term Loan as described in “Liquidity and Capital Resources – Description of Long-Term Indebtedness” and the $2.0 million in the three months June 30, 2011 relates to the refinancing of our 11% Senior Notes due 2012 and old revolving credit facility.

Income Tax Expense

Income tax expense from continuing operations for the three months ended June 30, 2012 and 2011 was $2.1 million and $1.1 million, respectively. Our provision for income taxes is recorded at the estimated annual effective tax rates for each tax jurisdiction based on fiscal year to date results. The difference in the effective tax rate compared with the U.S. federal statutory rate is due to the mix of the international jurisdictional rates and the changes in the valuation allowance, which relates to the United States. North American operations had a loss from continuing operations before income taxes during the three months ended June 30, 2012 of $0.7 million for which no income tax benefit was recorded as we believe it is more likely than not that these deferred tax assets will not be realized

EBITDA and Adjusted EBITDA

EBITDA represents net income or loss from continuing operations before interest, taxes, depreciation and amortization.  Adjusted EBITDA represents EBITDA before loss (gain) on foreign currency transactions, loss on extinguishment of debt, restructuring expenses, extraordinary and non-recurring professional fees, stock-based compensation expense, initial public offering (“IPO”) related costs and management fees paid to CHS Capital LLC.  EBITDA increased $4.3 million to $13.2 million during the three months ended June 30, 2012 compared to $8.9 million for the three months ended June 30, 2011. The increase in EBITDA was primarily related to an increase in our operating income of $3.5 million and a decrease of approximately $0.5 million in loss on extinguishment of debt. Adjusted EBITDA was $16.0 million during the three months ended June 30, 2012, an increase of $3.6 million, or 29.0%, from $12.4 million during the three months ended June 30, 2011. The increase in Adjusted EBITDA was primarily due to the increase in operating income of $3.5 million.

Disclosure in this Quarterly Report on Form 10-Q of EBITDA and Adjusted EBITDA, which are “non-GAAP financial measures,” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, income from continuing operations or any other performance measure derived in accordance with GAAP. Our presentation of EBITDA and Adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items.

We believe these measures are meaningful to our investors to enhance their understanding of our financial performance. Although EBITDA and Adjusted EBITDA are not necessarily measures of our ability to fund our cash needs, we understand that they are frequently used by securities analysts, investors and other interested parties as measures of financial performance and to compare our performance with the performance of other companies that report EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA should be considered in addition to, not as a substitute for, net income, income from continuing operations and other measures of financial performance reported in accordance with GAAP. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	Six Months Ended June 30,		Period over
	2012	2011	Period Change
	(in thousands)

Net sales	$234,085	$206,949	$27,136	13.1%
Cost of products	196,509	174,919	21,590	12.3
Gross profit	37,576	32,030	5,546	17.3
Selling, general and administrative expenses	22,739	18,738	4,001	21.4
Public offering related costs	9,655	—	9,655	N/A
Amortization of intangibles	598	728	(130)	(17.9)
Operating income	4,584	12,564	(7,980)	(63.5)
Other expenses (income):
Interest expense, net	9,637	10,321	(684)	(6.6)
Foreign currency transaction loss	58	1,653	(1,595)	(96.5)
Loss on extinguishment of debt	1,555	2,016	(461)	(22.9)
Other income, net	(664)	(706)	42	5.9
Loss from continuing operations before income taxes	(6,002)	(720)	5,282	*
Income tax provision	2,727	1,201	1,526	127.1%
Loss from continuing operations	$(8,729)	$(1,921)	$6,808	*

* Not meaningful

Net sales

Consolidated net sales increased $27.1 million, or 13.1%, to $234.1 million for the six months ended June 30, 2012 from $207.0 million for the six months ended June 30, 2011. Additional volume contributed $20.4 million.  Better pricing, increases in raw material costs passed on to the customer, and changes in product mix contributed $13.6 million to the increase in net sales.  Net sales were partially offset by approximately $6.9 million from changes in foreign currency exchange rates, principally the Euro.

Cost of Products

Cost of products increased $21.6 million, or 12.3%, to $196.5 million for the six months ended June 30, 2012 from $174.9 million for the six months ended June 30, 2011. Cost of products increased $17.6 million due to the increase in volume shipped and $9.5 million due to the increase in raw material cost, which were partially offset by changes in foreign currency exchange rates, principally the Euro.

Gross Profit

Consolidated gross profit for the six months ended June 30, 2012 increased $5.6 million, or 17.3%, to $37.6 million compared to $32.0 million for the six months ended June 30, 2011. Gross profit as a percentage of net sales was 16.1% for the six months ended June 30, 2012 compared with 15.5% for the six months ended June 30, 2011.

Selling, General and Administrative Expenses

SG&A expense for the six months ended June 30, 2012 was $32.4 million, including public offering related costs, compared to $18.7 million for the six months ended June 30, 2011, an increase of $13.7 million. SG&A expense for the six months ended June 30, 2012 include costs related to our IPO of $6.6 million and $3.0 million associated with the termination of our management agreement with Code Hennessy & Simmons LLP (“CHS”).  SG&A expense increased during the six months ended June 30, 2012 when compared to the prior year period due to the global expansion of the sales force and build out of the management team, public company costs, increased information technology costs and professional fees related to a potential acquisition, partially offset by lower restructuring expense and management fees.  Excluding the expenses related to the IPO, SG&A as a percentage of net sales for the six months ended June 30, 2012 was 9.7% compared to 9.1% for the six months ended June 30, 2011.

Other Expenses (Income)

Interest expense was $9.6 million for the six months ended June 30, 2012 compared to $10.3 million for the six months ended June 30, 2011. The $0.7 million decrease in interest expense in the six months ended June 30, 2012 was primarily due to lower interest rates on the outstanding debt in 2012. The weighted average debt balance outstanding was $189.6 million and $180.5 million for the six months ended June 30, 2012 and 2011, respectively, and weighted average effective interest rates were 8.7% and 9.8% for the six months ended June 30, 2012 and 2011, respectively.

Foreign currency transaction loss was $0.1 million for the six months ended June 30, 2012 compared to $1.7 million for the six months ended June 30, 2011. The $1.6 million change for the six months ended June 30, 2012 was primarily due to the amendment of non-dollar denominated intersegment loans, effective January 1, 2012, to be classified as long-term in nature and the corresponding currency revaluation gains or losses being recorded as a component of other comprehensive income and no longer reported as foreign currency gains or losses in the statement of operations.

Income Tax Expense

Income tax expense from continuing operations for the six months ended June 30, 2012 and 2011 was $2.7 million and $1.2 million, respectively. Our provision for income taxes is recorded at the estimated annual effective tax rates for each tax jurisdiction based on fiscal year to date results. The difference in the effective tax rate compared with the U.S. federal statutory rate is due to the mix of the international jurisdictional rates and the changes in the valuation allowance. North American operations had a loss from continuing operations before income taxes during the six months ended June 30, 2012 and no income tax benefit was recorded as we believe it is not more likely than not these deferred tax assets will be realized.

EBITDA and Adjusted EBITDA

EBITDA decreased $5.1 million to $10.7 million during the six months ended June 30, 2012 compared to $15.8 million for the six months ended June 30, 2011. The decrease in EBITDA was primarily related to a decrease in our operating income of $8.0 million, partially offset by a decrease in foreign exchange losses of $1.6 million and increased depreciation and amortization expense of $0.9 million. Adjusted EBITDA was $23.1 million during the six months ended June 30, 2012, an increase of $0.9 million, or 4.1%, from $22.2 million during the six months ended June 30, 2011. The increase in Adjusted EBITDA was primarily due to the decrease in operating income of $8.0 million, which was more than offset by the $9.6 million of public offering related costs discussed under “Selling, General and Administrative Expenses” above.

The following table reconciles net income (loss) from continuing operations, the most comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$3,796	$(1,183)	$(8,970)	$(1,914)
(Income) loss from discontinued operations, net of tax	(80)	379	241	(7)
Interest expense, net	3,890	5,480	9,637	10,321
Income tax expense	2,078	1,074	2,727	1,201
Depreciation and amortization expense	3,522	3,127	7,066	6,172
EBITDA	13,206	8,877	10,701	15,773
Foreign exchange loss	631	363	58	1,653
Loss on extinguishment of debt	1,555	2,016	1,555	2,016
Restructuring expense	33	—	93	355
Professional fees	559	649	597	1,300
Stock-based compensation expense	35	—	35	75
Public offering related costs	—	—	9,655	—
Management fees	14	504	229	1,004
Other	10	—	144	8
Adjusted EBITDA	$16,043	$12,409	$23,067	$22,184

Liquidity and Capital Resources

General

We rely on borrowings under our Amended First Lien Credit Facility (as defined below) and other financing arrangements as our primary source of liquidity. See “Description of Long-Term Indebtedness” for a description of our long-term debt. Our cash flow from operations serves as an additional source of liquidity to the extent available. Our primary liquidity needs are to finance working capital, capital expenditures and debt service. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. Our working capital position has benefited from growth in sales, improvements in gross margin, increases in backlog and orders.

We believe that our cash on hand, together with the availability of borrowings under our Amended First Lien Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on our indebtedness for at least the next twelve months.  We cannot assure you, however, that our borrowing capacity or cash flow from operations will be sufficient to service our indebtedness or to fund our other liquidity needs.  See discussion of “Restrictive Covenants” below.

Cash and Cash Equivalents

As of June 30, 2012, we had $8.8 million in cash and cash equivalents, a decrease of $0.3 million from December 31, 2011 cash and cash equivalents of $9.1 million. We maintain cash and cash equivalents at various financial institutions located in the United States, Germany, Thailand, Egypt and Chile. As of June 30, 2012, $1.1 million, or 12%, was held in domestic accounts with various institutions and approximately $7.7 million, or 88%, was held in accounts outside of the United States with various financial institutions.

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

Amended First Lien Credit Facility

On April 18, 2012, we entered into the First Lien Credit Facility (as so amended, the “Amended First Lien Credit Facility”), which, among other things, increased the aggregate term loan commitments from $135.0 million to $157.0 million. We used the additional borrowing capacity under the term loan to repay in full all outstanding indebtedness under, and to terminate, the Second Lien Term Loan (as defined below) and to pay related fees and expenses. We paid customary amendment fees to consenting lenders in connection with the amendment.

The Amended First Lien Credit Facility will continue to mature in May 2016. Borrowings under the Amended First Lien Credit Facility will continue to incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the Amended First Lien Credit Facility, we remain required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of June 30, 2012, there was $179.2 million outstanding under our Amended First Lien Credit Facility consisting of $155.7 million in term loans and $23.5 million in revolving loans, and the interest rate on such loans was 7.12%.  We had $10.4 million of capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

Guarantees; Security.  The obligations under the Amended First Lien Credit Facility continue to be guaranteed on a senior secured basis by GSE Holding and each of its existing and future wholly owned domestic subsidiaries, other than GSE International, Inc. and any other excluded subsidiaries. The obligations under the Amended First Lien Credit Facility remain secured by a first priority perfected security interest in substantially all of the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances under the Amended First Lien Credit Facility.

Restrictive Covenants.  The Amended First Lien Credit Facility continues to contain various restrictive covenants that include, among other things, restrictions or limitations on our company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business our company conducts. However, all of these covenants are subject to exceptions. For the twelve months ended June 30, 2012, our company was subject to a Total Leverage Ratio not to exceed 6.15:1.00 and an Interest Coverage Ratio of not less than 1.90:1.00.  For fiscal year 2012, our company will be subject to a maximum Capital Expenditure Limitation of $15.6 million.  These ratios become progressively more restrictive over the term of the loan. As of June 30, 2012, we had spent $9.4 million toward our Capital Expenditure Limitation.  We believe that our current growth plans will require us to seek an amendment to this covenant.  If we are unsuccessful in obtaining an amendment, we will adjust our capital spending accordingly.  As of June 30, 2012, we were in compliance with all financial debt covenants under the Amended First Lien Credit Facility.

Second Lien Term Loan

On May 27, 2011, we also entered into a 5.5 year, $40.0 million second lien senior secured credit facility with Jefferies Finance LLC and the other financial institutions party thereto, consisting of $40.0 million of term loan commitments (the “Second Lien Term Loan”). On February 8, 2012, the Second Lien Term Loan was amended to, among other matters, modify the definition of “Change of Control” to reduce CHS’ specified ownership percentage following the consummation of our IPO from 35% to 20%. With the proceeds from our IPO, we paid $20.0 million on our Second Lien Term Loan in February 2012.  On April 18, 2012, in connection with the amendment of the First Lien Credit Facility described above, we repaid in full all outstanding indebtedness under and terminated the Second Lien Term Loan. In connection with this refinancing, we recorded a $1.6 million loss from extinguishment of debt, primarily related to the write-off of unamortized debt issuance cost and discount.  There is no balance outstanding as of June 30, 2012.

Non-Dollar Denominated Term Loans

In April 2011, we entered into a EUR 0.7 million ($0.9 million) term loan with a German bank, bearing interest at 5.15% which is secured by equipment. The loan requires monthly payments of principal and interest totaling EUR 21 thousand ($27 thousand) beginning April 2011 and maturing in March 2014. The term loan had a balance outstanding on June 30, 2012 of EUR 0.4 million ($0.5 million).

We have a BAHT 225.7 million ($7.1 million) term loan with a Thailand bank, bearing interest at the bank’s Minimum Lending Rate (“MLR”) less 1.00% for the first two years and MLR less 0.50%, thereafter, and is secured by equipment, building and lease rights of the property where the equipment and building are located. The bank’s MLR was 7.125% at June 30, 2012. The term loan had a balance outstanding on June 30, 2012 of BAHT 12.6 million ($0.4 million) and matures in May 2013.

Non-Dollar Denominated Credit Facilities

As of June 30, 2012, we had five local international credit facilities. We have credit facilities with two German banks in the amount of EUR 6.5 million ($8.2 million). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of June 30, 2012, we had EUR 2.0 million ($2.5 million) available under these credit facilities with EUR 2.0 million ($2.5 million) of bank guarantees outstanding, and with EUR 2.5 ($3.2 million) outstanding under the line of credit.

In addition, we have two credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.4 million). These credit facilities bear interest at various market rates and are primarily for cash management purposes. We had EGP 9.1 million ($1.5 million) available under these credit facilities with EGP 2.7 million ($0.4 million) of bank guarantees outstanding, and with EGP 3.2 million ($0.5 million) outstanding under the line of credit as of June 30, 2012.

As of June 30, 2012, we had a BAHT 44.2 million ($1.4 million) revolving credit facility with Export-Import Bank of Thailand (“EXIM”), which has a termination date at the discretion of EXIM or our company. This revolving credit facility bears interest at EXIM prime rate less 0.75% for BAHT borrowings and at LIBOR plus 3.5% for U.S. dollar borrowings. Repayments of principal are required within 90 days from the date of each draw down borrowing and interest is payable once a month on the last day of the month. The credit facility is secured by a BAHT 44.2 million ($1.4 million) mortgage on land, building and equipment. We had BAHT 25.3 million ($0.8 million) available under these credit facilities with BAHT 18.9 million ($0.6 million) of letters of credit outstanding with no amounts outstanding under the line of credit as of June 30, 2012.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash used in operating activities – continuing operations	$(34,803)	$(10,156)
Net cash provided by (used in) operating activities – discontinued operations	(143)	4,400
Net cash used in investing activities – continuing operations	(13,206)	(4,785)
Net cash provided by financing activities – continuing operations	47,254	6,708
Net cash used in financing activities – discontinued operations	—	(650)
Effect of exchange rate changes on cash – continuing operations	560	(310)
Effect of exchange rate changes on cash – discontinued operations	26	56
Decrease in cash and cash equivalents	(312)	(4,737)
Cash and cash equivalents at beginning of period	9,076	15,184
Cash and cash equivalents at end of period	$8,764	$10,447

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, loss on extinguishment of debt, stock compensation and the effect of changes in working capital.

Net cash used in operating activities was $34.8 million for the six months ended June 30, 2012 compared to $10.2 million in the six months ended June 30, 2011. The $24.6 million increase was related primarily to the increased accounts receivable and inventory levels, partially offset by the increase in accounts payable.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities consists primarily of:

•	capital expenditures for growth, including real estate and buildings, in order to expand and upgrade manufacturing facilities or add in incremental capacity;

•	capital expenditures for facility maintenance, including machinery and equipment improvements to significantly extend the useful life of the assets; and

•	capital expenditures for information technology software and equipment costs.

Net cash used in investing activities during the six months ended June 30, 2012 was $13.2 million compared to $4.8 million during the six months ended June 30, 2011. Capital expenditures during the six months ended June 30, 2012 consisted of $10.8 million of growth expenditures and $2.4 million of maintenance expenditures.  Capital expenditures during the six months ended June 30, 2011 consisted of $0.8 million of growth expenditures, $1.8 million of maintenance expenditures and $2.2 million related to improving the functionality of our Enterprise Resource Planning System.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities consists primarily of borrowings and repayments related to our credit facilities and fees and expenses paid in connection with our credit facilities.

Net cash provided by financing activities was $47.3 million during the six months ended June 30, 2012 compared to  $6.7 million during the six months ended June 30, 2011. This change was attributable primarily to the net proceeds from our IPO during February 2012 ($65.9 million), partially offset by the net repayment of our debt ($17.4 million).

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

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

Furthermore, in certain direct sales and raw material acquisition situations, we are required to post performance bonds or bank guarantees as part of the contractual guarantee for performance. The performance bonds or bank guarantees can be in the full amount of the orders. To date we have not received any claims against any of the posted securities, most of which terminate at the final completion date of the orders. As of June 30, 2012, we had $6.1 million of bonds outstanding and $4.6 million of guarantees issued under bank lines.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment, to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We will adopt this ASU for our 2012 goodwill impairment testing and do not believe it will have a material impact on our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks as of June 30, 2012 does not differ materially from the information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012, except for our entry into the Amended First Lien Credit Facility and repayment of the Second Lien Term Loan.  We estimate an annual interest expense savings of approximately $1.1 million associated with the refinancing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an emerging growth company for up to five full fiscal years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

There have been no other material changes in the status of our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012.

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

Date:  August 3, 2012.

GSE HOLDING, INC.

By:  /s/ William F. lacey
Name: William F. Lacey
Title:Executive Vice President and Chief Financial Officer
           (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Third Amendment to First Lien Credit Agreement, dated as of April 18, 2012, by and among Gundle/SLT Environmental, Inc., the other credit parties named therein, General Electric Capital Corporation, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2012)

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
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements**

________________
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