Form 10-Q
period 2012-09-30
GSE Holding, Inc.
filed 2012-11-01
CIK 1275712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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

As of November 1, 2012, 19,710,264 shares of the registrant’s common stock were outstanding.

GSE Holding, Inc.
FORM 10-Q
For the Quarter Ended September 30, 2012

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

ITEM 1. FINANCIAL STATEMENTS

GSE Holding, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

(Unaudited)

	September 30, 2012	December, 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,805	$9,076
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,135 and $1,736	101,961	80,705
Other	4,397	3,054
Inventory, net	73,602	58,109
Deferred income taxes	495	935
Prepaid expenses and other	7,896	5,741
Income taxes receivable	428	2,447
Total current assets	200,584	160,067
Property, plant and equipment, net	69,514	57,270
Goodwill	58,895	58,895
Intangible assets, net	1,823	2,727
Deferred income taxes	4,078	2,519
Deferred debt issuance costs, net	7,460	8,387
Other assets	211	2,561
TOTAL ASSETS	$342,565	$292,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,208	$34,848
Accrued liabilities and other	19,017	22,812
Short-term debt	512	2,864
Current portion of long-term debt	3,153	2,709
Income taxes payable	2,237	964
Deferred income taxes	1,127	1,135
Total current liabilities	63,254	65,332
Other liabilities	1,043	1,124
Deferred income taxes	1,131	1,416
Long-term debt, net of current portion	180,259	192,885
Total liabilities	245,687	260,757
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 19,710,264 and 10,809,987 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	197	108
Additional paid-in capital	130,275	61,407
Accumulated deficit	(33,186)	(29,456)
Accumulated other comprehensive loss	(408)	(390)
Total stockholders’ equity	96,878	31,669
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$342,565	$292,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GSE Holding, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$121,200	$146,842	$355,285	$353,791
Cost of products	100,820	126,006	297,329	300,925
Gross profit	20,380	20,836	57,956	52,866
Selling, general and administrative expenses	11,945	12,761	34,684	31,499
Public offering related costs	—	—	9,655	—
Amortization of intangibles	295	329	893	1,057
Operating income	8,140	7,746	12,724	20,310
Other expenses (income):
Interest expense, net	3,199	4,657	12,836	14,978
Foreign currency transactions (gain) loss	(571)	(1,617)	(513)	36
Loss on extinguishment of debt	—	—	1,555	2,016
Other income, net	(654)	(222)	(1,318)	(928)
Income from continuing operations before income taxes	6,166	4,928	164	4,208
Income tax provision	756	1,200	3,483	2,401
Income (loss) from continuing operations	5,410	3,728	(3,319)	1,807
Income (loss) from discontinued operations, net of tax	(170)	76	(411)	83
Net income (loss).	5,240	3,804	(3,730)	1,890
Other comprehensive income (loss):
Foreign currency translation adjustment	689	(4,704)	(19)	(311)
Comprehensive income (loss)	$5,929	$(900)	$(3,749)	$1,579

Basic net income (loss) per common share:
Continuing operations	$0.28	$0.34	$(0.19)	$0.17
Discontinued operations	(0.01)	0.01	(0.02)	—
	$0.27	$0.35	$(0.21)	$0.17
Diluted net income (loss) per common share:
Continuing operations	$0.27	$0.31	$(0.19)	$0.15
Discontinued operations	(0.01)	0.01	(0.02)	0.01
	$0.26	$0.32	$(0.21)	$0.16
Basic weighted-average common shares outstanding	19,459	10,810	17,978	10,810
Diluted weighted-average common shares outstanding	20,436	11,867	17,978	11,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GSE Holding, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(3,730)	$1,890
(Income) loss from discontinued operations	411	(83)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	13,468	11,394
Loss on extinguishment of debt	1,555	2,016
Revaluation of non-dollar denominated debt	217	(158)
Stock-based compensation	4,453	75
Increase in accounts receivable	(21,266)	(31,869)
Increase in inventory	(16,133)	(2,665)
Increase in accounts payable	2,502	11,003
Decrease in accrued liabilities	(3,161)	(1,088)
All other items, net	(3,225)	(1,844)
Net cash used in operating activities – continuing operations	(24,909)	(11,329)
Net cash provided by (used in) operating activities – discontinued operations	(19)	5,087
Net cash used in operating activities	(24,928)	(6,242)
Cash flows from investing activities:
Purchase of property, plant and equipment	(21,975)	(7,713)
Net cash used in investing activities	(21,975)	(7,713)
Cash flows from financing activities:
Proceeds from lines of credit	85,777	77,659
Repayments of lines of credit	(83,770)	(83,212)
Proceeds from long-term debt	25,674	173,085
Repayments of long-term debt	(43,471)	(152,411)
Net proceeds from initial public offering	65,927	-
Proceeds from the exercise of stock options	888	-
Payments for debt issuance costs	(1,736)	(7,274)
Net cash provided by financing activities – continuing operations	49,289	7,847
Net cash used in financing activities – discontinued operations	-	(650)
Net cash provided by financing activities	49,289	7,197
Effect of exchange rate changes on cash – continuing operations	304	312
Effect of exchange rate changes on cash – discontinued operations	39	(18)
Net increase (decrease) in cash and cash equivalents	2,729	(6,464)
Cash and cash equivalents at beginning of period	9,076	15,184
Cash and cash equivalents at end of period	$11,805	$8,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GSE Holding, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Organization and Description of Business —

GSE Holding, Inc. (the “Company”) is a leading global manufacturer and marketer of highly engineered geosynthetic lining products for environmental protection and confinement applications. These lining products are used in a wide range of infrastructure end markets such as mining, environmental containment, liquid containment (including water infrastructure, agriculture and aquaculture and industrial wastewater treatment applications), coal ash containment and shale oil and gas. The Company offers a full range of products, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles, and other specialty products. The Company generates the majority of its sales outside of the United States, including emerging markets in Asia, Latin America, Africa and the Middle East. Its comprehensive product offering and global infrastructure, along with its extensive relationships with customers and end-users, provide it with access to high-growth markets worldwide, visibility into upcoming projects and the flexibility to serve customers regardless of geographic location. The Company believes that its market share, broad product offering, strong customer relationships, diverse end markets and global presence provide it with key competitive advantages in the environmental geosynthetic products industry. The Company manufactures its products at facilities located in the United States, Germany, Thailand, Chile and Egypt.

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

2. Basis of Presentation —

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) on the same basis as those in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011. The December 31, 2011 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited consolidated financial statements but does not include all disclosures required by GAAP. These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. Certain reclassifications were made to the December 31, 2011 consolidated financial statements to conform to the 2012 financial statement presentation.  These reclassifications did not have an impact on previously reported results.  The Company believes that the disclosures herein are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the full year ending December 31, 2012. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, and the notes thereto included in the 2011 Annual Report on Form 10-K.

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

The basic and diluted net income (loss) per share calculations are presented below (thousands, except for per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income (loss):
From continuing operations	$5,410	$3,728	$(3,319)	$1,807
From discontinued operations	(170)	76	(411)	83
	$5,240	$3,804	$(3,730)	$1,890
Common share information:
Weighted-average common shares outstanding – basic	19,459	10,810	17,978	10,810
Dilutive effect of employee stock options	977	1,057	–	1,020
Weighted-average common shares outstanding – dilutive	20,436	11,867	17,978	11,830
Basic net income (loss) per share:
Continuing operations	$0.28	$0.34	$(0.19)	$0.17
Discontinued operations	(0.01)	0.01	(0.02)	—
	$0.27	$0.35	$(0.21)	$0.17
Diluted net income (loss) per share:
Continuing operations	$0.27	$0.31	$(0.19)	$0.15
Discontinued operations	(0.01)	0.01	(0.02)	0.01
	$0.26	$0.32	$(0.21)	$0.16

For the nine months ended September 30, 2012, 1.0 million of in-the-money options have been excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive given the net loss reported by the Company for that period.

5. Inventory –

Inventory consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$33,205	$24,479
Finished goods	39,267	31,732
Supplies	4,084	4,996
Obsolescence and slow moving allowance	(2,954)	(3,098)
	$73,602	$58,109

6. Property, Plant and Equipment –

Property, plant and equipment consisted of the following:

	Estimated useful lives years	September 30, 2012	December 31, 2011
		(in thousands)
Land		$5,072	$4,820
Buildings and improvements	7-30	26,853	24,022
Machinery and equipment	3-10	116,197	97,524
Software	3	8,169	8,025
Furniture and fixtures	3-5	797	720
		157,088	135,111
Less – accumulated depreciation and amortization		(87,574)	(77,841)
		$69,514	$57,270

Depreciation and amortization expense for the three months ended September 30, 2012 and 2011was $3.3 million and $2.8 million, respectively.  Depreciation and amortization expense for the nine months ended September 30, 2012 and 2011 was $9.8 million and $8.3 million, respectively.

7. Intangible Assets –

Intangible assets consisted of the following:

	Estimated useful lives years	September 30, 2012	December 31, 2011
		(in thousands)
Customer lists	5-10	$25,246	$25,307
Non-compete agreements	5-10	2,469	2,469
Other	1	363	363
		28,078	28,139
Less accumulated amortization		(26,255)	(25,412)
Intangible assets, net		$1,823	$2,727

Amortization expense for intangible assets during the three months ended September 30, 2012 and 2011was $0.3 million in each period.  Amortization expense for intangible assets during the nine months ended September 30, 2012 and 2011was $0.9 million and $1.1 million, respectively.

8. Accrued Liabilities and Other –

Accrued liabilities and other consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Customer prepayments	$527	$167
Accrued operating expenses	4,526	2,591
Self-insurance reserves	2,065	3,167
Compensation and benefits	3,878	6,096
Accrued interest	2,718	4,026
Taxes, other than income	1,859	2,025
Other accrued liabilities	3,444	4,740
	$19,017	$22,812

9. Long-Term Debt –

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
First Lien Credit Facility	$180,923	$155,982
Second Lien Term Loan, including payment in kind (“PIK”) interest	—	40,488
Capital Lease – CapitalSource Bank	3,587	—
Term Loan – German bank secured by equipment, 5.15%, maturing March 2014	474	702
Term Loan – Thailand bank secured by equipment, monthly installments of $113,000, 6.75% variable through May 2013	69	1,097
	185,053	198,269
Less – current maturities	(3,153)	(2,709)
Unamortized discounts on first lien loans	(1,641)	(2,675)
	$180,259	$192,885

First Lien Credit Facility –

On May 27, 2011, the Company entered into a five-year, $160.0 million first lien senior secured credit facility with General Electric Capital Corporation, Jefferies Finance LLC and the other financial institutions party thereto (as amended from time to time, the “First Lien Credit Facility”), consisting of $135.0 million of term loan commitments (as amended from time to time, the “First Lien Term Loan”) and $25.0 million of revolving loan commitments (as amended from time to time, the “Revolving Credit Facility””). On October 18, 2011, the Revolving Credit Facility was amended to increase the aggregate revolving loan commitments from $25.0 million to $35.0 million. On December 12, 2011, the First Lien Credit Facility was amended to, among other matters, modify the definition of “Change of Control” to reduce Code Hennessy & Simmons LLP (“CHS”) specified ownership percentage following the consummation of our IPO from 35% to 20%.  On April 18, 2012, the First Lien Credit Facility was amended to increase the aggregate term loan commitments from $135.0 million to $157.0 million. The Company used the additional borrowing capacity under the term loan to repay in full all outstanding indebtedness under, and to terminate, the Second Lien Term Loan (as defined below) and to pay related fees and expenses. On September 19, 2012, the Company entered into a fourth amendment to the First Lien Credit Facility, which increased the Capital Expenditure Limitation covenant as discussed below in “Restrictive Covenants.”

The First Lien Credit Facility matures in May 2016. Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, the Company pays a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of September 30, 2012, there was $180.9 million outstanding under the First Lien Credit Facility consisting of $154.9 million in term loans and $26.0 million in revolving loans, and the interest rate on such loans was 7.16%.  The Company had $6.5 million of capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

Guarantees; Security.  The obligations under the First Lien Credit Facility are guaranteed on a senior secured basis by the Company and each of its existing and future wholly owned domestic subsidiaries, other than GSE International, Inc. and any other excluded subsidiaries. The obligations are secured by a first priority perfected security interest in substantially all of the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances under the First Lien Credit Facility.

Restrictive Covenants.  The First Lien Credit Facility contains various restrictive covenants that include, among other things, restrictions or limitations on the Company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of its assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business the Company conducts. For the twelve months ended September 30, 2012 and December 31, 2011, the Company was subject to a Total Leverage Ratio not to exceed 6.00:1.00 and 6.15:1.00, respectively, and an Interest Coverage Ratio of not less than 2.00:1.00 and 1.90:1.00, respectively.  For the year ended December 31, 2011, the Company was also subject to a maximum Capital Expenditure Limitation of $17.5 million.  In accordance with the fourth amendment to the First Lien Credit Facility as discussed above, for the year ended December 31, 2012, the Company will be subject to a maximum Capital Expenditure Limitation of $21.7 million, which excludes $8.5 million allowed for acquisition-related expenditures.  These ratios become progressively more restrictive over the term of the loans.  For all periods presented, the Company was in compliance with all financial debt covenants under the existing agreements.

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

Capital Lease –

On August 17, 2012, the Company entered into an equipment financing arrangement with CapitalSource Bank.  The lease is a three-year lease for equipment cost up to $10.0 million.  As of September 30, 2012, there was $3.6 million outstanding under this lease arrangement, with monthly payments of $0.1 million and an implied interest rate of 7.09%.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of $185.1 million as of September 30, 2012 approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

11. Stock-Based Compensation

There was $0.1 million of stock-based compensation expense related to stock options for the three months ended September 30, 2012 and no stock-based compensation expense for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, there was $4.5 million of stock-based compensation recognized.  Of this amount, $4.3 million related to 478,467 shares of fully vested common stock that was issued to certain key executives and directors in connection with the IPO.  Stock-based compensation expense of $0.1 million was recognized during the nine months ended September 30, 2011.

	Number of stock options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2011	1,731,941	$2.50	3.5	$5.4
Granted	200,650	$11.57
Exercised	(314,510)	$2.83
Outstanding at September 30, 2012	1,618,081	$3.56	3.8	$7.7
Exercisable at September 30, 2012	1,363,116	$2.28	2.8	$7.6

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended September 30.

	2012	2011
Risk Free Interest Rate	0.54%	1.0%
Expected Volatility	45.9%	22.25%
Expected Dividend Yield	0%	0%
Expected Life	4 years	3 years
Weighted Average Calculated Value per Option	$3.57	$0.65

All outstanding stock options are held by employees and former employees of the Company and have an expiration date of 10 years from the date of grant. At September 30, 2012, there was approximately $1.2 million of total unrecognized compensation expense related to non-vested employee stock options and restricted stock grants.

12. Income Taxes –

Income tax expense from continuing operations for the three months ended September 30, 2012 and 2011 was $0.8 million and $1.2 million, respectively.  Our provision for income taxes is recorded at the estimated annual effective tax rates for each tax jurisdiction based on fiscal year to date results. Income tax expense from continuing operations for the nine months ended September 30, 2012 and 2011 was $3.5 million and $2.4 million, respectively.The difference in the effective tax rate compared with the U.S. federal statutory rate is due to the mix of the international jurisdictional rates and the changes in valuation allowance, which primarily relates to the United States.

The realization of the deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences are deductible. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts the Company believes are more likely than not to be recovered. In evaluating the valuation allowance, the Company considered the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of the taxable jurisdictions, the latter two of which involve the exercise of significant judgment. During the three months ended September 30, 2012, the Company reduced the valuation allowance by $1.0 million in the United States based upon the expected future taxable income in that jurisdiction. Changes to the valuation allowance could materially impact our results of operations.

13. Commitments and Contingencies –

Warranties

The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company’s employees. The Company accrues a warranty reserve based on estimates for warranty claims included in Accrued liabilities and other in the condensed consolidated balance sheet. This estimate is based on historical claims history and current business activities and is accrued as a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s operations for warranty obligations for the nine months ended September 30, 2012 and 2011 as recorded in Accrued liabilities and other on the condensed consolidated balance sheet:

	2012	2011
	(in thousands)
Balance at January 1,	$2,225	$2,802
Changes in estimates	9	46
Payments	(35)	(89)
Balance at March 31,	2,199	2,759
Changes in estimates	(739)	45
Payments	(42)	(351)
Balance at June 30,	1,418	2,453
Changes in estimates	2	228
Payments	(15)	41
Balance at September 30,	$1,405	$2,722

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

Bonding – Bank Guarantees –

The Company, in some direct sales and raw material acquisition situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date, the Company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts. As of September 30, 2012, the Company had $5.8 million of bonds outstanding and $5.9 million of guarantees issued under its bank lines.

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

14. Related Party Transactions –

Management Agreement with CHS Management IV LP

In connection with the 2004 acquisition of the Company by CHS Management IV LP (“CHS Management”) a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV, the Company entered into a management agreement with CHS Management pursuant to which CHS Management provided certain financial and management consulting services to the Company. In consideration of those services, the Company paid fees to CHS Management in an aggregate annual amount of $2.0 million payable in equal monthly installments. Under this agreement, the Company paid and expensed $1.5 million during the nine months ended September 30, 2011, which are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In connection with the Company’s IPO, the management agreement was terminated and a fee of $3.0 million was paid and expensed during the nine months ended September 30, 2012, which was included in public offering related costs in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2012, there were no amounts payable to CHS management under this agreement.

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

	Three months ended September 30, 2012
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands, except percentages)
Net sales to external customers	$48,229	$41,207	$24,331	$6,173	$1,260	$121,200
Intersegment sales	8,780	35	5,090	—	1,119	15,024
Total segment net sales	57,009	41,242	29,421	6,173	2,379	136,224
Gross profit (loss)	11,549	3,795	4,426	679	(69)	20,380
Gross margin	23.9%	9.2%	18.2%	11.0%	(5.5)%	16.8%

	Three months ended September 30, 2011
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands, except percentages)
Net sales to external customers	$67,296	$45,391	$22,073	$10,189	$1,893	$146,842
Intersegment sales	5,202	129	4,187	326	765	10,609
Total segment net sales	72,498	45,520	26,260	10,515	2,658	157,451
Gross profit	13,354	3,293	2,912	1,090	187	20,836
Gross margin	19.8%	7.3%	13.2%	10.7%	9.9%	14.2%

	Nine months ended September 30, 2012
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands, except percentages)
Net sales to external customers	$144,562	$108,225	$66,975	$29,846	$5,677	$355,285
Intersegment sales	27,352	35	10,542	-	3,446	41,375
Total segment net sales	171,914	108,260	77,517	29,846	9,123	396,660
Gross profit	32,805	9,875	11,599	3,277	400	57,956
Gross margin	22.7%	9.1%	17.3%	11.0%	7.0%	16.3%

	Nine months ended September 30, 2011
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands, except percentages)
Net sales to external customers	$155,579	$103,730	$56,772	$30,643	$7,067	$353,791
Intersegment sales	17,232	129	10,314	326	905	28,906
Total segment net sales	172,811	103,859	67,086	30,969	7,972	382,697
Gross profit	33,300	7,763	7,742	3,441	620	52,866
Gross margin	21.4%	7.5%	13.6%	11.2%	8.8%	14.9%

The following tables reconcile the segment information presented above to the consolidated financial information.

Net sales

	Reconciliation to Consolidated Sales
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)

Total segment net sales	$136,224	$157,451	$396,660	$382,697
Intersegment sales	(15,024)	(10,609)	(41,375)	(28,906)
Consolidated net sales	$121,200	$146,842	$355,285	$353,791

16. Discontinued operations –

The Company closed its manufacturing facility located in the United Kingdom and exited the United States Installation business in 2010.  Additionally, the Company completed the exit from the synthetic turf business as of December 31, 2008.  For the three months ended September 30, 2012 and 2011, the Company recorded an after tax loss of $0.2 million and an after tax income of $0.1 million, respectively, related to discontinued operations.   For the nine months ended September 30, 2012 and 2011, the Company recorded an after tax loss of $0.4 million and after tax income of $0.1 million, respectively, related to discontinued operations.  At September 30, 2012 and December 31, 2011, there were approximately $0.6 million and $1.7 million, respectively, in assets and $1.0 million in liabilities at each period end related to discontinued operations.

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

Overview

We believe we are the leading global provider of sales of highly engineered geosynthetic containment solutions for environmental protection and confinement applications. Our products are used in a wide range of infrastructure end markets such as mining, environmental containment, liquid containment (including water infrastructure, agriculture and aquaculture), coal ash containment and shale oil and gas. We are one of the few providers with the full suite of products required to deliver customized solutions for complex projects on a global basis, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles and specialty products. We have a global infrastructure that includes seven manufacturing facilities located in the United States, Germany, Chile, Egypt and Thailand, 18 regional sales offices located in 12 countries and engineers and technical salespeople located on four continents. We generate the majority of our sales outside of North America, including high-growth emerging markets in Asia, Latin America, Africa and the Middle East. Our comprehensive product offering and global infrastructure, along with our extensive relationships with customers and end-users, provide us with access to high-growth markets worldwide and the flexibility to serve customers regardless of geographic location.

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

The following table presents our net sales and gross profit by segment for the period presented, as well as gross profit as a percentage of net sales from each segment:

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Three months ended September 30, 2012
Net sales	$48,229	$41,207	$24,331	$6,173	$1,260
Gross profit (loss)	11,549	3,795	4,426	679	(69)
Gross margin	23.9%	9.2%	18.2%	11.0%	(5.5)%

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Nine months ended September 30, 2012
Net sales	$144,562	$108,225	$66,975	$29,846	$5,677
Gross profit	32,805	9,875	11,599	3,277	400
Gross margin	22.7%	9.1%	17.3%	11.0%	7.0%

The following table presents our net sales from each segment, as a percentage of total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
North America	39.8%	45.8%	40.7%	44.0%
Europe Africa	34.0	30.9	30.5	29.3
Asia Pacific	20.1	15.0	18.9	16.0
Latin America	5.1	6.9	8.4	8.7
Middle East	1.0	1.4	1.5	2.0
Total	100.0%	100.0%	100.0%	100.0%

North America

North America net sales decreased $19.1 million, or 28.4%, during the three months ended September 30, 2012 to $48.2 million from $67.3 million during the three months ended September 30, 2011 due to lower volume shipped ($16.5 million) and a decrease in raw material costs ($6.1 million), which were partially offset by changes in product mix ($3.5 million).  North America gross profit decreased $1.8 million, or 13.4%, to $11.6 million during the three months ended September 30, 2012 from $13.4 million in the prior year period. North America gross profit decreased due to the decrease in volume shipped and increased manufacturing costs, which were partially offset by changes in product mix.

North America net sales decreased $11.0 million, or 7.1%, during the nine months ended September 30, 2012 to $144.6 million from $155.6 million in the nine months ended September 30, 2011. Lower volume shipped contributed $8.7 million and decreases in raw material costs and changes in product mix contributed $2.3 million. North America gross profit decreased $0.5 million, or 1.5%, during the nine months ended September 30, 2012 to $32.8 million from $33.3 million in the prior year period primarily due to the lower volume shipped partially offset by changes in product mix.

Europe Africa

Europe Africa net sales decreased $4.2 million, or 9.3%, during the three months ended September 30, 2012 to $41.2 million from $45.4 million in the three months ended September 30, 2011. Lower volume shipped contributed $2.1 million to the decrease and changes in foreign currency exchange rates negatively affected net sales by $5.4 million. These decreases were partially offset by increases in raw material costs passed on to customers of $2.7 million, and changes in product mix of $0.6 million. Europe Africa gross profit increased $0.5 million, or 15.2%, to $3.8 million in the three months ended September 30, 2012 compared to $3.3 million in the three months ended September 30, 2011 primarily due to changes in product mix and decreased manufacturing costs,  partially offset by decreased volume shipped and changes in foreign currency exchange rates.

Europe Africa net sales increased $4.5 million, or 4.3%, during the nine months ended September 30, 2012 to $108.2 million from $103.7 million in the prior year period. Net sales increased $7.5 million due to increases in volume shipped and $9.2 million due to increases in raw material costs passed on to customers, and changes in product mix. Europe Africa net sales were negatively affected by approximately $12.2 million from changes in foreign currency exchange rates. Europe Africa gross profit increased $2.1 million, or 26.9%, to $9.9 million in the nine months ended September 30, 2012 compared to $7.8 million in the nine months ended September 30, 2011 primarily due changes in product mix ($1.1 million), reduced manufacturing costs ($1.6 million) and increased volume ($0.6 million), which were partially offset by changes in foreign currency exchange rates ($1.2 million).

Asia Pacific

Asia Pacific net sales increased $2.3 million, or 10.5%, during the three months ended September 30, 2012 to $24.3 million from $22.0 million in the three months ended September 30, 2011. Changes in product mix contributed $3.1 million in additional net sales and increased volume shipped contributed $0.3 million. These increases were partially offset by a decrease in raw material costs of $1.1 million. Asia Pacific gross profit increased $1.5 million, or 51.7%, during the three months ended September 30, 2012 to $4.4 million from $2.9 million in the prior year period. Gross profit increased $3.1 million due to changes in product mix, partially offset by increased manufacturing costs of $1.6 million.

Asia Pacific net sales increased $10.2 million, or 18.0%, during the nine months ended September 30, 2012 to $67.0 million from $56.8 million in the nine months ended September 30, 2011. Increases in volume shipped contributed $6.7 million and changes in product mix contributed $6.1 million.  These increases were partially offset by a $2.6 million decrease in raw material costs. Asia Pacific gross profit increased $3.9 million, or 50.6%, during the nine months ended September 30, 2012 to $11.6 million from $7.7 million in the prior year period. Gross profit increased $6.1 million due to changes in product mix and $0.9 million due to higher volume shipped, which were partially offset by increased manufacturing costs of $3.1 million.

Latin America

Latin America net sales decreased $4.0 million, or 39.2%, during the three months ended September 30, 2012 to $6.2 million from $10.2 million in the three months ended September 30, 2011. Net sales decreased $4.5 million due to lower volume which was slightly offset by changes in product mix of $0.5 million. Latin America gross profit decreased $0.4 million, or 36.4%, during the three months ended September 30, 2012 to $0.7 million from $1.1 million in the prior year period primarily due to lower volume ($0.5 million) and increased manufacturing costs ($0.5 million), which were partially offset by changes in product mix ($0.6 million).

Latin America net sales decreased $0.8 million, or 2.6%, during the nine months ended September 30, 2012 to $29.8 million from $30.6 million in the nine months ended September 30, 2011. Net sales decreased $3.5 million due to lower volume shipped, which was partially offset by increases in raw material costs passed on to customers, and changes in product mix. Latin America gross profit decreased $0.1 million, or 2.9%, during the nine months ended September 30, 2012 to $3.3 million from $3.4 million in the nine months ended September 30, 2011 due to increased manufacturing costs and lower volume shipped, partially offset by changes in product mix.

Middle East

Middle East net sales decreased $0.6 million, or 31.6% to $1.3 million during the three months ended September 30, 2012 from $1.9 million in the three months ended September 30, 2011 primarily due to decreased volume shipped. Middle East gross profit decreased $0.3 million to a loss of $0.1 million in the three months ended September 30, 2012 from $0.2 million in the three months ended September 30, 2011 primarily due to increases in manufacturing costs, partially offset by changes in product mix.

Middle East net sales decreased $1.4 million, or 19.7% to $5.7 million during the nine months ended September 30, 2012 from $7.1 million in the nine months ended September 30, 2011 primarily due to a decrease in volume shipped ($1.8 million) and raw material costs ($0.2 million), partially offset by changes in product mix ($0.7 million).  Foreign currency also had a negative impact of $0.1 million.  Middle East gross profit decreased $0.2 million, or 33.3%, to $0.4 million in the nine months ended September 30, 2012 from $0.6 million in the prior year period primarily due to increased manufacturing costs ($0.6 million) and lower volume shipped ($0.1 million), which were partially offset by changes in product mix ($0.7 million).  Foreign currency also had a negative impact of $0.2 million.

Key Drivers

The following are the key drivers of our business:

Timing of Projects.  Our financial results are influenced by the timing of projects that are developed and constructed by the end-users of our products in our primary end markets, including mining, environmental containment and liquid containment.

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

In our environmental containment end market, landfill construction and expansion projects are driven by waste volume generation and the need for additional municipal solid waste disposal resources. In developed markets, landfill construction and expansion projects are influenced by economic factors, particularly retail sales and consumer spending, housing starts and commercial and infrastructure construction. In emerging markets, environmental containment projects are also driven primarily by increased per capita GDP, which is positively correlated with waste generation, as well as by increasing environmental awareness and regulation, as discussed further below.

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

Environmental Regulations.  Our business is influenced by environmental regulations and mandated geosynthetics specifications, which vary across jurisdictions and by end market. For example, China has addressed the need for increased environmentally sound, solid waste disposal resources in its twelfth five-year plan, the most recent in a series of economic development initiatives, which mandates the investment of 180 billion Yuan, or approximately $28 billion, in the urban waste disposal sector between 2011 and 2015. Environmental regulations often require the use of geosynthetic products to contain materials and protect groundwater in various types of projects. In emerging markets, environmental containment and water infrastructure projects are driven by an ongoing increase in environmental awareness and regulation that has developed through the continued urbanization and increased affluence of these economies.

Although environmental regulations may not be as stringent or may not be enforced in emerging markets, we believe these regulations will continue to develop and to be enforced more diligently. In developed markets, existing regulations, which often specify our products, tend to be highly specific and stringently enforced. As a result, regulatory changes in developed markets tend to impact new end markets, such as coal ash containment and shale oil and gas in the United States.

Seasonality.  Due to the significant amount of our projects in the northern hemisphere (North America and Europe), our operating results are impacted by seasonal weather patterns in these markets. Our sales in the first and fourth quarters of the calendar year have historically been lower than sales in the second and third quarters. This is primarily due to lower activity levels in our primary end markets during the winter months in the northern hemisphere. The impact of this seasonality is partially mitigated by our mining and liquid containment end markets, which are located predominantly in the southern hemisphere. As we continue to expand globally, we expect seasonality to be further mitigated.

Resin Cost Volatility.  Resin-based material, derived from crude petroleum and natural gas, accounted for 82.4% and 83.6% of our cost of products for the three and nine months ended September 30, 2012, respectively. Our ability to both manage the cost of our resin purchases as well as pass fluctuations in the cost of resin through to our customers is critical to our profitability. Fluctuations in the price of crude oil impact the cost of resin. In addition, planned and unplanned outages in facilities that produce polyethylene and its feedstock materials have historically impacted the cost of resin. In 2010, we implemented successful performance initiatives that focused on reducing the risk of volatility in resin costs on our profitability. We have developed policies, procedures, tools and organizational training procedures to enable better resin cost management and facilitate the efficient pass through of increases in our resin costs to our customers. These initiatives included diversifying our resin sources, hiring a polyethylene expert to lead procurement, implementing pricing tools that account for projected resin pricing, institutionalizing a bid approval process, creating a plant sourcing decision model, and running a large project tracking process. While the significant majority of our products are sold under orders that include 30-day re-pricing provisions at our option, and while we have taken advantage of this option in the past, the policies, processes, tools and organizational training procedures described above allow us to limit the need to re-price projects already under contract. This, in turn, helps us better manage our relationships with our customers. We consider our comprehensive management of the risks associated with resin cost volatility to be among our critical and core competencies.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Three Months Ended September 30,		Period over
	2012	2011	Period Change
	(in thousands)

Net sales	$121,200	$146,842	$(25,642)	(17.5)%
Cost of products	100,820	126,006	(25,186)	(20.0)
Gross profit	20,380	20,836	(456)	(2.2)
Selling, general and administrative expenses	11,945	12,761	(816)	(6.4)
Amortization of intangibles	295	329	(34)	(10.3)
Operating income	8,140	7,746	394	5.1
Other expenses (income):
Interest expense, net	3,199	4,657	(1,458)	(31.3)
Foreign currency transactions gain	(571)	(1,617)	1,046	64.7
Other income, net	(654)	(222)	(432)	(194.6)
Income from continuing operations before income taxes	6,166	4,928	1,238	25.1
Income tax provision	756	1,200	(444)	(37.0)
Income from continuing operations	$5,410	$3,728	$1,682	45.1

Net sales

Consolidated net sales decreased $25.6 million, or 17.5%, to $121.2 million for the three months ended September 30, 2012 from $146.8 million for the three months ended September 30, 2011. Lower volume contributed $23.9 million to the decrease and reduced raw material costs contributed $1.9 million.  Better pricing and changes in product mix increased net sales by $5.7 million. Net sales were negatively affected by approximately $5.5 million from changes in foreign currency exchange rates, principally the Euro.

Cost of Products

Cost of products decreased $25.2 million, or 20.0%, to $100.8 million for the three months ended September 30, 2012 from $126.0 million for the three months ended September 30, 2011. Cost of products decreased $20.5 million due to the decrease in volume shipped and $4.7 million due to changes in foreign currency exchange rates, principally the Euro.

Gross Profit

Consolidated gross profit for the three months ended September 30, 2012 decreased approximately $0.4 million, or 2.2%, to $20.4 million compared to $20.8 million in the prior year period. Gross profit increased $5.3 million due to better pricing and changes in product mix, partially offset by $5.0 million due to the lower volume.  Gross profit was negatively affected by approximately $0.7 million from changes in foreign currency exchange rates, principally the Euro.  Gross profit as a percentage of net sales was 16.8% for the three months ended September 30, 2012 compared with 14.2% for the three months ended September 30, 2011 reflecting better pricing and favorable changes in product mix.

Selling, General and Administrative Expenses

SG&A expense for the three months ended September 30, 2012 was $11.9 million compared to $12.8 million for the three months ended September 30, 2011, a decrease of approximately $0.9 million. SG&A expense decreased during the three months ended September 30, 2012 when compared to the prior year period due to a decrease in professional fees related to our initial public offering (“IPO”) ($1.5 million), other professional fees ($0.4 million) and the termination of our management agreement with Code Hennessy & Simmons LLP (“CHS”) ($0.5 million), which were partially offset by an increase in public company costs ($0.6 million), increased depreciation and other costs related to our global ERP system ($0.5 million), an increase in the allowance for doubtful accounts primarily associated with European customers ($0.2 million) and the expansion of the global sales force ($0.2 million). SG&A as a percentage of net sales for the three months ended September 30, 2012 was 9.9% compared to 8.7% for the three months ended September 30, 2011.

Other Expenses (Income)

Interest expense was $3.2 million for the three months ended September 30, 2012 compared to $4.7 million for the three months ended September 30, 2011. The $1.5 million decrease in interest expense in the three months ended September 30, 2012 was due to lower debt balances outstanding, lower interest rates and $0.7 million of interest capitalized associated with property, plant and equipment under construction. The weighted average debt balance outstanding was $181.4 million and $197.0 million for the three months ended September 30, 2012 and 2011, respectively, and weighted average effective interest rates were 7.4% and 8.1% for the three months ended September 30, 2012 and 2011, respectively.

Income Tax Expense

Income tax expense from continuing operations for the three months ended September 30, 2012 and 2011 was $0.8 million and $1.2 million, respectively.Our provision for income taxes is recorded at the estimated annual effective tax rates for each tax jurisdiction based on fiscal year to date results. The difference in the effective tax rate compared with the U.S. federal statutory rate is due to the mix of the international jurisdictional rates and the changes in valuation allowance, which primarily relates to the United States.

The realization of the deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences are deductible. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the valuation allowance, we considered the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of the taxable jurisdictions, the latter two of which involve the exercise of significant judgment. During the three months ended September 30, 2012, we reduced the valuation allowance by $1.0 million in the United States based upon the expected future taxable income in that jurisdiction. Changes to the valuation allowance could materially impact our results of operations.

EBITDA and Adjusted EBITDA

EBITDA represents net income or loss from continuing operations before interest, taxes, depreciation and amortization.  Adjusted EBITDA represents EBITDA before loss (gain) on foreign currency transactions, loss on extinguishment of debt, restructuring expenses, certain professional fees, stock-based compensation expense, IPO related costs and management fees paid to CHS Capital LLC.  EBITDA increased $0.2 million to $13.0 million during the three months ended September 30, 2012 compared to $12.8 million for the three months ended September 30, 2011.  Adjusted EBITDA was $12.6 million during the three months ended September 30, 2012, a decrease of $0.9 million, or 6.7%, from $13.5 million during the three months ended September 30, 2011. The decrease in Adjusted EBITDA was due to the decrease in professional fees of $1.8 million and the management fee of $0.5 million discussed in “Selling, General and Administrative Expenses” above offset by the lower foreign currency transactions gain of $1.0 million.

The following table reconciles net income (loss) from continuing operations, the most comparable GAAP financial measure, to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$5,240	$3,804	$(3,730)	$1,890
(Income) loss from discontinued operations, net of tax	170	(76)	411	(83)
Interest expense, net	3,199	4,662	12,836	14,983
Income tax expense	756	1,200	3,483	2,401
Depreciation and amortization expense	3,618	3,168	10,684	9,340
EBITDA	12,983	12,758	23,684	28,531
Foreign currency transactions (gain) loss	(571)	(1,617)	(513)	36
Loss on extinguishment of debt	—	—	1,555	2,016
Restructuring expense	—	26	93	381
Professional fees	—	1,843	597	3,143
Stock-based compensation expense	112	—	147	75
Public offering related costs	—	—	9,655	—
Management fees	—	516	229	1,520
Other	45	—	189	8
Adjusted EBITDA	$12,569	$13,526	$35,636	$35,710

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

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

	Nine Months Ended September 30,		Period over
	2012	2011	Period Change
	(in thousands)

Net sales	$355,285	$353,791	$1,494	0.4%
Cost of products	297,329	300,925	(3,596)	(1.2)
Gross profit	57,956	52,866	5,090	9.6
Selling, general and administrative expenses	34,684	31,499	3,185	10.1
Public offering related costs	9,655	—	9,655	*
Amortization of intangibles	893	1,057	(164)	(15.5)
Operating income	12,724	20,310	(7,586)	(37.4)
Other expenses (income):
Interest expense, net	12,836	14,978	(2,142)	(14.3)
Foreign currency transactions (gain) loss	(513)	36	(549)	*
Loss on extinguishment of debt	1,555	2,016	(461)	(22.9)
Other income, net	(1,318)	(928)	(390)	(42.0)
Income from continuing operations before income taxes	164	4,208	(4,044)	*
Income tax provision	3,483	2,401	1,082	45.1%
Income (loss) from continuing operations	$(3,319)	$1,807	$(5,126)	*

* Not meaningful

Net sales

Consolidated net sales increased $1.5 million, or 0.4%, to $355.3 million for the nine months ended September 30, 2012 from $353.8 million for the nine months ended September 30, 2011. Better pricing, increases in raw material costs passed on to the customer, and changes in product mix contributed $14.9 million to the increase in net sales. This increase was partially offset by lower volume, which reduced net sales by $1.0 million, and changes in foreign currency exchange rates, principally the Euro, which reduced net sales by $12.4 million.

Cost of Products

Cost of products decreased $3.6 million, or 1.2%, to $297.3 million for the nine months ended September 30, 2012 from $300.9 million for the nine months ended September 30, 2011. Changes in foreign currency exchange rates ($9.4 million) and decreased volume ($0.7 million) were partially offset by an increase in raw material and manufacturing costs ($6.5 million).

Gross Profit

Consolidated gross profit for the nine months ended September 30, 2012 increased $5.1 million, or 9.6%, to $58.0 million compared to $52.9 million for the nine months ended September 30, 2011. Changes in product mix contributed $8.0 million to the increase in gross profit, which was partially offset by $0.3 million in lower volume and $2.6 million in increased manufacturing costs and changes in foreign currency exchange rates, principally the Euro. Gross profit as a percentage of net sales was 16.3% for the nine months ended September 30, 2012 compared with 14.9% for the nine months ended September 30, 2011.

Selling, General and Administrative Expenses

SG&A expense for the nine months ended September 30, 2012 was $44.3 million, including public offering related costs, compared to $31.5 million for the nine months ended September 30, 2011, an increase of $12.8 million. SG&A expense for the nine months ended September 30, 2012 includes costs related to our IPO of $6.6 million and $3.0 million associated with the termination of our management agreement with CHS.  SG&A expense increased during the nine months ended September 30, 2012 when compared to the prior year period due to the global expansion of our sales force ($1.7 million), public company costs ($1.7 million), increased depreciation and other costs related to our global ERP system ($2.7 million), and increased allowance for doubtful accounts primarily related to a few European customers ($1.2 million), partially offset by lower non-recurring professional fees, management fees and restructuring expense ($4.1 million).    Excluding the expenses related to the IPO, SG&A as a percentage of net sales for the nine months ended September 30, 2012 was 9.8% compared to 8.9% for the nine months ended September 30, 2011.

Other Expenses (Income)

Interest expense was $12.8 million for the nine months ended September 30, 2012 compared to $15.0 million for the nine months ended September 30, 2011. The $2.2 million decrease in interest expense in the nine months ended September 30, 2012 was primarily due to lower interest rates and $0.7 million of interest capitalized in association with property, plant and equipment under construction. The weighted average debt balance outstanding was $186.0 million and $185.5 million for the nine months ended September 30, 2012 and 2011, respectively, and weighted average effective interest rates were 7.9% and 9.2% for the nine months ended September 30, 2012 and 2011, respectively.

Income Tax Expense

Income tax expense from continuing operations for the nine months ended September 30, 2012 and 2011 was $3.5 million and $2.4 million, respectively. Our provision for income taxes is recorded at the estimated annual effective tax rates for each tax jurisdiction based on fiscal year to date results. The difference in the effective tax rate compared with the U.S. federal statutory rate is due to the mix of the international jurisdictional rates and the changes in the valuation allowance, which primarily relates to the United States.

EBITDA and Adjusted EBITDA

EBITDA decreased $4.8 million to $23.7 million during the nine months ended September 30, 2012 compared to $28.5 million for the nine months ended September 30, 2011. The decrease in EBITDA was primarily related to a decrease in our operating income of $7.6 million, partially offset by increased depreciation and amortization expense of $1.4 million, an increase in foreign exchange gains of $0.5 million, an increase in loss on extinguishment of debt of $0.5 million and increased vendor early pay discounts of $0.4 million. Adjusted EBITDA was $35.6 million during the nine months ended September 30, 2012, a decrease of $0.1 million, or 0.3%, from $35.7 million during the nine months ended September 30, 2011.

Liquidity and Capital Resources

General

We rely on borrowings under our First Lien Credit Facility (as defined below) and other financing arrangements as our primary source of liquidity. See “Description of Long-Term Indebtedness” for a description of our long-term debt. Our cash flow from operations serves as an additional source of liquidity to the extent available. Our primary liquidity needs are to finance working capital, capital expenditures and debt service. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

We believe that our cash on hand, together with the availability of borrowings under our First Lien Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on our indebtedness for at least the next twelve months.  We cannot assure you, however, that our borrowing capacity or cash flow from operations will be sufficient to service our indebtedness or to fund our other liquidity needs.

Cash and Cash Equivalents

As of September 30, 2012, we had $11.8 million in cash and cash equivalents, an increase of $2.7 million from December 31, 2011 cash and cash equivalents of $9.1 million. We maintain cash and cash equivalents at various financial institutions located in the United States, Germany, Thailand, Egypt and Chile. As of September 30, 2012, $1.7 million, or 14%, was held in domestic accounts with various institutions and approximately $10.1 million, or 86%, was held in accounts outside of the United States with various financial institutions.

Description of Long-Term Indebtedness

First Lien Credit Facility

On May 27, 2011, we entered into a five-year, $160.0 million first lien senior secured credit facility with General Electric Capital Corporation, Jefferies Finance LLC and the other financial institutions party thereto (as amended from time to time, the “First Lien Credit Facility”), consisting of $135.0 million of term loan commitments (as amended from time to time, the “First Lien Term Loan”) and $25.0 million of revolving loan commitments (as amended from time to time, the “Revolving Credit Facility”). On October 18, 2011, the Revolving Credit Facility was amended to increase the aggregate revolving loan commitments from $25.0 million to $35.0 million. On December 12, 2011, the First Lien Credit Facility was amended to, among other matters, modify the definition of “Change of Control” to reduce CHS’ specified ownership percentage following the consummation of our IPO from 35% to 20%.  On April 18, 2012, the First Lien Credit Facility was amended to increase the aggregate term loan commitments from $135.0 million to $157.0 million. We used the additional borrowing capacity under the term loan to repay in full all outstanding indebtedness under, and to terminate, the Second Lien Term Loan (as defined below) and to pay related fees and expenses. On September 19, 2012, we further amended the First Lien Credit Facility to increase the Capital Expenditure Limitation covenant as discussed below in “Restrictive Covenants.”

The First Lien Credit Facility matures in May 2016. Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, we pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of September 30, 2012, there was $180.9 million outstanding under our First Lien Credit Facility consisting of $154.9 million in term loans and $26.0 million in revolving loans, and the interest rate on such loans was 7.12%.  We had $6.5 million of capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

Guarantees; Security.  The obligations under the First Lien Credit Facility are guaranteed on a senior secured basis by GSE Holding and each of its existing and future wholly owned domestic subsidiaries, other than GSE International, Inc. and any other excluded subsidiaries. The obligations under the First Lien Credit Facility are secured by a first priority perfected security interest in substantially all of the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances under the First Lien Credit Facility.

Restrictive Covenants.  The First Lien Credit Facility contains various restrictive covenants that include, among other things, restrictions or limitations on our company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business our company conducts.  For the twelve months ended September 30, 2012, our company was subject to a Total Leverage Ratio not to exceed 6.00:1.00 and an Interest Coverage Ratio of not less than 2.00:1.00.  In accordance with our latest amendment, for the fiscal year 2012, our company will be subject to a maximum Capital Expenditure Limitation of $21.7 million, excluding acquisition-related expenditures of $8.5 million.  These ratios become progressively more restrictive over the term of the loan. As of September 30, 2012, we had spent $13.6 million toward our Capital Expenditure Limitation.  As of September 30, 2012, we were in compliance with all covenants under the First Lien Credit Facility.

Second Lien Term Loan

On May 27, 2011, we also entered into a 5.5 year, $40.0 million second lien senior secured credit facility with Jefferies Finance LLC and the other financial institutions party thereto, consisting of $40.0 million of term loan commitments (the “Second Lien Term Loan”). On February 8, 2012, the Second Lien Term Loan was amended to, among other matters; modify the definition of “Change of Control” to reduce CHS’ specified ownership percentage following the consummation of our IPO from 35% to 20%. With the proceeds from our IPO, we paid $20.0 million on our Second Lien Term Loan in February 2012.  On April 18, 2012, in connection with the amendment of the First Lien Credit Facility described above, we repaid in full all outstanding indebtedness under and terminated the Second Lien Term Loan. In connection with this refinancing, we recorded a $1.6 million loss from extinguishment of debt, primarily related to the write-off of unamortized debt issuance cost and discount.  There is no balance outstanding as of September 30, 2012.

Capital Lease

On August 17, 2012, we entered into an equipment financing arrangement with CapitalSource Bank.  The lease is a three-year lease for equipment cost up to $10.0 million.  As of September 30, 2012, there was $3.6 million outstanding under this lease arrangement, with monthly payments of $0.1 million and an implied interest rate of 7.09%.

Non-Dollar Denominated Term Loans

In April 2011, we entered into a EUR 0.7 million ($0.9 million) term loan with a German bank, bearing interest at 5.15% which is secured by equipment. The loan requires monthly payments of principal and interest totaling EUR 21 thousand ($27 thousand) beginning April 2011 and maturing in March 2014. The term loan had a balance outstanding on September 30, 2012 of EUR 0.4 million ($0.5 million).

We have a BAHT 225.7 million ($7.0 million) term loan with a Thailand bank, bearing interest at the bank’s Minimum Lending Rate (“MLR”) less 1.00% for the first two years and MLR less 0.50%, thereafter, and is secured by equipment, building and lease rights of the property where the equipment and building are located. The bank’s MLR was 7.125% at September 30, 2012. The term loan had a balance outstanding on September 30, 2012 of BAHT 3.1 million ($0.1 million) and matures in May 2013.

Non-Dollar Denominated Credit Facilities

As of September 30, 2012, we had six local international credit facilities. We have credit facilities with two German banks in the amount of EUR 6.0 million ($7.7 million). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of September 30, 2012, we had EUR 4.1 million ($5.2 million) available under these credit facilities with EUR 1.9 million ($2.5 million) of bank guarantees outstanding, and with no amounts outstanding under the line of credit.

In addition, we have three credit facilities with Egyptian banks in the amount of EGP 17.0 million ($2.8 million). These credit facilities bear interest at various market rates and are primarily for cash management purposes. We had EGP 8.1 million ($1.3 million) available under these credit facilities with EGP 5.8 million ($1.0 million) of bank guarantees outstanding, and with EGP 3.1 million ($0.5 million) outstanding under the line of credit as of September 30, 2012.

As of September 30, 2012, we had a BAHT 43.2 million ($1.4 million) revolving credit facility with Export-Import Bank of Thailand (“EXIM”), which has a termination date at the discretion of EXIM or our company. This revolving credit facility bears interest at EXIM prime rate less 0.75% for BAHT borrowings and at LIBOR plus 3.5% for U.S. dollar borrowings. Repayments of principal are required within 90 days from the date of each draw down borrowing and interest is payable once a month on the last day of the month. The credit facility is secured by a BAHT 43.2 million ($1.4 million) mortgage on land, building and equipment. We had BAHT 43.2 million ($1.4 million) available under these credit facilities with no letters of credit or amounts outstanding under the line of credit as of September 30, 2012.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash used in operating activities – continuing operations	$(24,909)	$(11,329)
Net cash provided by (used in) operating activities – discontinued operations	(19)	5,087
Net cash used in investing activities – continuing operations	(21,975)	(7,713)
Net cash provided by financing activities – continuing operations	49,289	7,847
Net cash used in financing activities – discontinued operations	—	(650)
Effect of exchange rate changes on cash – continuing operations	304	312
Effect of exchange rate changes on cash – discontinued operations	39	(18)
Increase (decrease) in cash and cash equivalents	2,729	(6,464)
Cash and cash equivalents at beginning of period	9,076	15,184
Cash and cash equivalents at end of period	$11,805	$8,720

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, loss on extinguishment of debt, stock compensation and the effect of changes in working capital.

Net cash used in operating activities was $24.9 million for the nine months ended September 30, 2012 compared to $11.3 million in the nine months ended September 30, 2011. The $13.6 million increase was primarily related to the decreased inventory and increased accounts payable, partially offset by the increase in accounts receivable.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities consists primarily of:

•	capital expenditures for growth, including real estate and buildings, in order to expand and upgrade manufacturing facilities or add incremental capacity;

•	capital expenditures for facility maintenance, including machinery and equipment improvements to significantly extend the useful life of the assets; and

•	capital expenditures for information technology software and equipment costs.

Net cash used in investing activities during the nine months ended September 30, 2012 was $22.0 million compared to $7.7 million during the nine months ended September 30, 2011. Capital expenditures during the nine months ended September 30, 2012 consisted of $18.9 million of growth expenditures (which includes $8.3 million in acquisition related spending) and $3.1 million of maintenance expenditures.  Capital expenditures during the nine months ended September 30, 2011 consisted of $1.4 million of growth expenditures, $2.6 million of maintenance expenditures and $3.7 million related to improving the functionality and global rollout of our Enterprise Resource Planning System.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities consists primarily of borrowings, repayments and fees and expenses related to our credit facilities.

Net cash provided by financing activities was $49.3 million during the nine months ended September 30, 2012 compared to $7.2 million during the nine months ended September 30, 2011. The net cash provided in 2012 was attributable to the net proceeds from our IPO during February 2012 ($65.9 million) and proceeds from the exercise of stock options ($0.9 million), partially offset by the net repayment of our debt ($17.5 million).

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

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

In addition, we provide our customers limited material product warranties. Our limited product warranties are typically five years but occasionally extend up to 20 years. These warranties are generally limited to repair or replacement of defective products or workmanship, often on a prorated basis, up to the amount of the original order. In some foreign orders, we may be required to provide the customer with specified contractual limited warranties as to material quality. Our product warranty liability in many foreign countries is dictated by local laws in addition to the warranty specified in the orders. Failure of our products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources, product replacement or monetary reimbursement to a customer. We have received warranty claims in the past, and we expect to continue to receive them in the future. Warranty claims are not covered by insurance, and substantial warranty claims in any period could have a material adverse effect on our financial condition, results of operations or cash flows as well as on our reputation.

Furthermore, in certain direct sales and raw material acquisition situations, we are required to post performance bonds or bank guarantees as part of the contractual guarantee for performance. The performance bonds or bank guarantees can be in the full amount of the orders. To date we have not received any claims against any of the posted securities, most of which terminate at the final completion date of the orders. As of September 30, 2012, we had $5.8 million of bonds outstanding and $5.9 million of guarantees issued under bank lines.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks as of September 30, 2012 does not differ materially from the information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012, except for our April 2012 amendment to the First Lien Credit Facility and repayment of the Second Lien Term Loan.  We estimate an annual interest expense savings of approximately $1.1 million associated with the refinancing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the status of our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4. EXHIBITS

The information called for by this Item is incorporated herein by reference from the Exhibit Index following the signature pages of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 1, 2012.

GSE HOLDING, INC.
By:	/s/ L. GREGG TAYLOR
Name: L. Gregg Taylor Title: Vice President and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Fourth Amendment to First Lien Credit Agreement, dated as of September 19, 2012, by and among Gundle/SLT Environmental, Inc., the other credit parties named therein, General Electric Capital Corporation, as agent and lender, and the other lenders party thereto*

10.2
Consulting and Transition Agreement, dated as of September 27, 2012, by and between William F. Lacey and GSE Holding, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2012)

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Accounting Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements**

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