Form 10-K
period 2012-12-31
GSE Holding, Inc.
filed 2013-03-28
CIK 1275712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   [  ]    No   [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   [  ]    No   [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]    No   [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   [  ]    No   [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [  ]     No   [X]
As of June 30, 2012, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock on that date, as reported on the New York Stock Exchange was $85,661,574.
As of March 25, 2013, 20,107,566 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2012 are incorporated by reference into Part III hereof.

GSE Holding, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2012

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

Our Business

We are the leading global provider by sales of highly engineered geosynthetic containment solutions for environmental protection and confinement applications. Our products are used in a wide range of infrastructure end markets such as mining, waste management, liquid containment (including water infrastructure, agriculture and aquaculture), coal ash containment and oil and gas. We are one of a few providers with the full suite of products required to deliver customized solutions for complex projects on a worldwide basis, including geomembranes, drainage products, geosynthetic clay liners (“GCLs”), nonwoven geotextiles and specialty products. We sell our products in approximately 100 countries and a global infrastructure that includes seven manufacturing facilities located in the United States, Germany, Chile, Egypt and Thailand, 27 regional sales and / or marketing offices located in 19 countries and engineers and technical salespeople located on six continents. We generate the majority of our sales outside of North America, including 42% from sales into high-growth emerging and frontier markets in Asia, Latin America, Africa and the Middle East. Our comprehensive product offering and global infrastructure, along with our extensive relationships with customers and end-users, provide us with access to high-growth markets worldwide, visibility into upcoming projects and the flexibility to serve customers regardless of geographic location.

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

We focus primarily on the global mining, waste management and liquid containment end markets, and are developing new end markets such as coal ash containment and oil and gas. Although the businesses of many of our customers are, to varying degrees, cyclical and experience periodic upturns and downturns, we believe that there are highly attractive near- to medium-term global macroeconomic trends in each of these sectors.

Mining. In the heap leach extraction process used in the mining industry, geosynthetic systems prevent the leakage of the valuable leachate into which the metal is dissolved, protect the ground and soil from contamination and provide drainage solutions. In all other processes, geosynthetics are used as containment solutions for the tailing ponds in which water borne tailings are stored in order to allow the separation of solid particles from water. The size of the geosynthetic opportunity in mining end markets is directly related to the amount of global mining activity, which is driven by demand for metals and minerals and the need for new mining infrastructure to satisfy this demand. Our products are especially relevant to mining applications focused on copper, gold, silver, uranium, lithium and phosphate.

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

•
Water Infrastructure.  Our products are used to prevent water leakage in water transportation and storage applications, such as reservoirs and canals. In emerging economies in South America, Asia Pacific, Middle East and Africa, we believe that population expansion and urbanization coupled with water scarcity and pollution will cause investment in water infrastructure to outpace global rates.

•	Agriculture and Aquaculture. Irrigation waterways for agriculture end markets and fish farming ponds for aquaculture end markets employ geosynthetic products to prevent the leakage of water.

Coal Ash Containment.  Coal-burning power plants produce coal ash, a pollutant that can contaminate soil and groundwater, as a byproduct of the combustion process. In December 2008, a coal ash containment failure at The Tennessee Valley Authority’s fossil fuel plant in Kingston, Tennessee resulted in the release of approximately 5.4 million cubic yards of coal ash into the Emory River. The clean-up costs and timeline associated with the failure are estimated to be in excess of $1.2 billion and four years, respectively. Following this incident, between May and November 2010, the Environmental Protection Agency (the “EPA”) announced plans to regulate the disposal of coal ash generated by coal-fired electric utilities under RCRA, published proposed rules for the regulation and held a public comment period. The EPA’s proposed rules are currently being evaluated internally.  The United States House of Representatives passed legislation in October 2011 that proposed a national standard which the states, and not the EPA, would enforce. A companion bill was introduced in the United States Senate, but was not acted upon.  Similar (proposed) legislation is expected to be submitted in early 2013. Utilities have already begun capping existing non-compliant disposal facilities and constructing new disposal facilities that meet the requirements of the regulation in advance of it coming into effect.

Oil and Gas.  Geosynthetic solutions are used in a number of applications in the drilling and production of oil and gas, including to effectively line storage and disposal ponds for both the freshwater required for hydraulic fracturing, or fracking, and for flowback water, a by-product containing high levels of the salt, down-well chemicals and metals used in the fracking process. We believe that the majority of producing shale wells will ultimately require appropriately lined ponds for the containment of freshwater, fracking chemicals and flowback water.

Our History

We were founded in 1981 by Clifford Gundle under the name Gundle Corporation, and we believe we were the first company to develop lining systems from high-density polyethylene. We grew significantly, and in 1986, a third party acquired a majority ownership interest in us and we completed an initial public offering and our shares were listed on the New York Stock Exchange. Between 1995 and 2002, we completed a series of acquisitions that broadened our global reach, added manufacturing capabilities, expanded our distribution network and enhanced our product offering. These acquisitions included the transformational acquisitions of SLT Environmental, Inc. and Serrot International, Inc., each of which significantly improved our global scale and the latter of which established us as the global leader in geosynthetic containment solutions.

In May 2004, our principal stockholder, CHS Capital LLC (“CHS”) acquired a majority ownership interest in us and our shares ceased to be publicly traded. In the seven years following our acquisition by CHS (the “Acquisition”), we strategically diversified our end market and geographic exposure, and in December 2005 we completed the acquisition of the operating assets of SL Limitada, which improved our penetration of the South American and mining markets. In 2009 and 2010, we undertook a restructuring initiative that streamlined our business and implemented successful performance improvements.

On February 15, 2012, we completed the initial public offering of 8,050,000 shares of our common stock (including 1,050,000 shares which were an overallotment option exercised by the underwriters) at an offering price of $9.00 per share.  Our shares are listed on the New York Stock Exchange under the symbol “GSE.” We refer to the initial public offering as “our IPO.”  As a result of our IPO, we received net proceeds of approximately $63.6 million, after deducting approximately $5.1 million in underwriting discounts and commissions and approximately $3.8 million in IPO-related expenses.

Segments

We have defined our operating segments based on geographic regions.  See Item 8, note 17, “Segment Information,” to our consolidated financial statements for geographic financial information related to our business.

Products

We develop, manufacture and market a broad array of geosynthetic products used in the environmental containment and management of solids, liquids and gases for organizations engaged in mining, waste management, liquid containment, coal ash containment, oil and gas and other industrial and civil applications. Our product breadth enables us to fully meet the needs of our customers by providing all products required in geosynthetic lining systems. We categorize our products into geomembranes, drainage products, GCLs, nonwoven geotextiles and specialty products, each of which can be used on a stand-alone basis or packaged into solutions to serve a range of applications.

Geomembranes

Geomembranes are synthetic polymeric lining materials used as barriers in geotechnical engineering applications in end markets that include mining, solid waste containment and liquid containment. Geomembranes are manufactured from polyethylene and polypropylene resins with additives designed to resist weathering, ultraviolet degradation and chemical exposure for extended time periods. Our geomembrane liners are available in thicknesses of 20 mil to 200 mil, where 1 mil is equivalent to 1/1000th of an inch, and seamless widths of up to 34.5 feet. We provide an extensive product offering with a range of geomembrane liners to meet the needs of specific applications. Some of our most popular types of geomembranes include:

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

•
GSE Leak Location Liner.  This premium grade, HDPE geomembrane liner allows for easy and efficient spark testing of the installed material to detect post-installation damage and locate potential leaks. This product is used in applications that have a high risk of containment failure.

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

•
GSE Bentoliner.  This GCL combines durable geotextile outer layers with an inner layer of low permeability sodium bentonite clay. The geotextile’s thermally bonded fibers reinforce and protect the bentonite layer, providing high internal strength and resistance to destructive chemical components, such as those found in coal ash. GSE Bentoliner includes patent-pending coal ash-resistant GCL. GSE Bentoliner offers an array of application usages for low to high loads and flat to steep slopes in landfill liners, mining heap leach pads and water containment pond liners.

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

Specialty Products

We offer other specialty polysynthetic products that were developed for unique solutions and do not fall under the above categories. Examples include:

•	Pre-Fabricated Products. These products include tanks, pipe boots, corners, sumps, or other ancillary parts that are fit to the liner in order to reduce installation time and simplify the process.

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

End Markets and Applications

Our broad selection of geosynthetic products are used in a variety of end markets and applications. End markets for our products include mining, solid waste containment, liquid containment, coal ash containment, oil and gas and other industrial and civil applications.

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

In other mining processes, geosynthetics are used as containment solutions for the tailing ponds in which water-borne tailings, or the materials left over from separating the valuable fraction from the uneconomic fraction of an ore, are stored in order to allow the separation of solid particles from water. As a result of the potentially environmentally hazardous composition of tailing, modern-day mining procedures make tailing areas environmentally safe after closure, as the storage and disposal facilities for tailings, typically a dam or pond, is often the most important environmental liability for a mining project. Geosynthetic solutions are used to appropriately line tailing ponds for the confinement of tailings and groundwater protection purposes.

Environmental Containment

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

Water Containment

Our geosynthetic products are also used globally in a wide variety of water containment applications. Water treatment facilities, canals, irrigation waterways, reservoirs and dams require geosynthetic products for water containment. Geomembranes are used in agriculture, aquaculture and other water management applications to contain water, a scarce resource in certain climates, protect against the leakage of environmentally contaminated substances, retain the structural integrity of canals and ponds and protect against soil erosion and weed growth.

Coal Ash Containment

Our products are used in ponds, landfills and surface impoundments which are used to contain the ash that is produced as a byproduct of the coal combustion process. Because coal ash is a contaminant which contains the same metals and other components as the coal which is burned, geosynthetic solutions are used in groundwater protection applications by electric utilities and other non-utility, industrial coal burning sites.

Oil and Gas

Our geosynthetic solutions are used in a number of applications in the drilling and production of oil and gas, including to effectively line storage and disposal ponds for both the freshwater required for fracking and for flowback water, a by-product containing high levels of the salt, down-well chemicals and metals used in the fracking process, brine ponds and mud pits.

Supply Chain Management

Resin-based material, derived from crude petroleum and natural gas, accounted for approximately 80% of our cost of products in each of 2012, 2011 and 2010. Our ability to both manage the cost of our resin purchases as well as pass fluctuations in the cost of our raw materials through to our customers is critical to our profitability. In early 2010 we implemented successful performance initiatives that focused on reducing the risk of volatility in resin costs on our profitability. We have developed the policies, processes, tools and organizational training procedures listed below to enable better resin cost management and facilitate the efficient pass through of increases in our resin costs to our customers. We hired a highly experienced polyethylene expert to lead our global procurement effort, implement best practices in global resin purchasing and better forecast our resin costs.

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

•
We have also implemented globally a large project tracking process that provides better visibility into our sales pipeline and increases our ability to manage working capital, plant capacity and profitability. For some larger, longer-run projects, we may purchase the resin required for the project in advance, using either our balance sheet or liquidity provided by the customer, in order to better manage the risk volatile resin prices present to our profitability. Even for these large and complex orders, however, delivery of our products usually occurs over a relatively short timeframe, which protects us from extended exposure to fluctuating resin prices when we have not purchased resin in advance.

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

Sales and Marketing

Our sales and marketing efforts are conducted through a global network of sales professionals in more than 30 countries who facilitate sales to end markets in approximately 100 countries. Our engineering and technical sales personnel have, on average, ten years of experience in our industry. Our sales efforts are targeted primarily at national or regional waste management companies, independent installers of geosynthetic liners and mining, power and industrial companies. Our product sales consist primarily of sales to general contractors, independent installers of geosynthetic liners and facility owners who are responsible for product specifications and the design and awarding of orders.

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

In May 2010, the EPA proposed regulating coal ash as a form of waste under RCRA, which is expected to result in coal ash containment being regulated similar to other wastes (although the specific waste classification of coal ash is yet to be determined). The EPA has announced that it is developing federal standards for the disposal of coal ash that will require the use of synthetic liner systems similar to those required by solid waste landfill regulations. We will continue to evaluate the EPA’s proposed standards.  The United States House of Representatives passed legislation in October 2011, which supersede the EPA standards, that proposed a national standard which the states, and not the EPA, would enforce. A companion bill was introduced in but was not acted upon by the United States Senate.  Similar proposed legislation is expected to be submitted to the United States Senate in early 2013. The enactment of either federal or state standards represents a significant growth opportunity for us, and we are already experiencing increased sales in our coal ash containment end market as customers anticipate and preemptively prepare for the potential new regulations.

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

Customers

We have developed strong customer relationships through our history of providing high-quality products. We serve approximately 1,200 customers worldwide that include primarily municipal and private companies engaged in mining, solid waste management, liquid containment, coal ash containment, oil and gas and other industrial and civil applications, as well as the independent installers, distributors and engineering and civil works construction companies serving these end-users. We have solidified relationships with this customer group through our product breadth, high levels of product performance and geographic reach. Our strong and diverse customer base spans a number of end markets in six continents; thus we are not overly dependent on any one customer or group of customers. In 2012, our top ten customers represented approximately 19% of our total sales, with no customer representing more than 10% of our total sales.

The majority of our customer base in 2012 represented repeat customers including independent installers of our products. We have developed longstanding relationships with our repeat customers, and our top ten customers have an average relationship tenure with us of 14 years. Independent installers have consistently been among our top ten customers, but they vary year-to-year based on their respective success in winning orders. We also serve smaller customers that may only have a one-time need for a geosynthetic product. Our diverse customer base across a range of end markets and geographies helps support stable demand for our products.

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

Intellectual Property

Our intellectual property portfolio is one of the means by which we attempt to protect our competitive position. We rely primarily on a combination of know-how, trade secrets, trademarks and contractual restrictions to protect our products. We also own over 35 patents worldwide addressing certain aspects of our products. We are constantly seeking ways to protect our intellectual property through registrations in relevant jurisdictions. We have actively monitored and challenged violations of our intellectual property rights in the past, and we intend to continue to actively protect our intellectual property rights in the future to the fullest extent possible.

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

Employees

As of December 31, 2012, we employed 655 employees worldwide, of whom 303 were located in the United States. Given the seasonal nature of our business, we shift our total labor force throughout the year to accommodate for peak manufacturing periods and to lower costs through off-season periods. The shifts in our labor force are not material. Except for approximately 46 of our employees at our facility in Chile, none of our employees are subject to a collective bargaining agreement. Our workforces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships.  We believe our employee relations are good.

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

ITEM 1A.	RISK FACTORS

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

The businesses of many of our customers, particularly mining, waste management and liquid containment companies, are, to varying degrees, cyclical and have experienced periodic downturns that may adversely impact our sales in the future as they have in the past. The demand for our products by these customers depends, in part, on overall levels of industrial production and construction, general economic conditions and business confidence levels. During economic downturns, our customers in these industries have historically tended to delay large capital projects, as they did during the global recession in 2007 through 2009, which had a negative effect on our results of operations. Additionally, fluctuating industrial demand forecasts and lingering uncertainty concerning commodity pricing can cause our customers to be more conservative in their capital planning, which may also reduce demand for our products. For example, reductions in copper, gold and silver prices generally depress the level of mining activity and can result in a corresponding decline in the demand for our products among mining customers. Reduced demand for our products could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. Any of these outcomes could adversely affect our business, financial condition, results of operations and cash flows.

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

A large portion of our sales and overall results of operations require us to successfully bid on new orders that are frequently subject to competitive bidding processes. Our sales from major projects depend, in part, on the level of capital expenditures in our principal end markets, including the mining, waste management, liquid containment, coal ash containment and oil and gas industries. The number of such projects we win in any particular year fluctuates, and is dependent on the number of projects available and our ability to bid successfully for such projects. Proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position, market conditions, financing arrangements and required governmental approvals. If negative market conditions arise, or if we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects, which could adversely affect our profitability.

Increases in prices or disruptions in supply of our raw materials could adversely impact our financial condition.

Pricing for our products is driven to a large extent by the costs of polyethylene resin and other raw materials, which significantly impact our operating results. In 2012, raw materials cost represented 83% of our cost of products. Our principal raw material, polyethylene resin, is occasionally in short supply and subject to price fluctuation in response to availability of manufacturing capacity, market demand and the price of feedstocks, including crude oil and natural gas. Our performance depends, in part, on our ability to reflect changes in resin costs in the selling prices for our products. In the past we have generally been successful in managing increased raw material costs and have increased selling prices only when necessary, but we may not be able to do so in the future.

In general, we do not enter into long-term purchase orders for the delivery of raw materials. Our orders with suppliers are flexible and do not contain minimum purchase volumes or fixed prices. Accordingly, our suppliers may change their prices and other purchase terms on a monthly basis. We believe we have improved our raw material purchasing practices over recent years with the implementation of advanced pricing and forecasting tools, more centralized procurement and additional sourcing relationships, which has decreased our raw material costs. However, competitive market conditions in our industry and contractual arrangements with certain of our customers may limit our ability to pass the full cost of higher resin or other raw material pricing through to our customers promptly or completely. Even in cases in which our contractual arrangements with our customers permit us to pass on the cost of higher resin, enforcing such provisions may have a negative effect on our relationships with our customers. Raw material shortages or significant increases in the price of raw materials increase our costs and may reduce our operating income if we are not able to pass through all of the increases to our customers.

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

We currently operate seven manufacturing facilities on five continents. Our operations have been centrally managed and coordinated from our facility in Houston, Texas since 2010. An interruption or suspension of production capabilities at these facilities, or significant damage to one or more of our facilities, as a result of equipment failure, fire, explosions, long-term mechanical breakdowns, violent weather conditions or other natural disasters, work stoppages, power outages, war, terrorist activities, political conflict or other hostilities or any other cause, could result in our inability to manufacture our products, which would reduce our sales and earnings for the affected period, affect our relationships with our most significant customers and distributors and cause us to lose future sales. A natural disaster in the future could have a material adverse effect on our global operations. Our business interruption insurance may not be sufficient to cover all of our losses from a natural disaster, in which case our reimbursed losses could be substantial.

We operate in a highly competitive industry.

We sell our products in a very competitive marketplace that is characterized by a small number of large, global producers, and a large number of small, local or regional producers. The principal resin types that we use in our products are high-density polyethylene and linear low-density polyethylene. We compete both with companies that use the same raw materials that we do and with companies that use different raw materials. Additionally, companies that manufacture geosynthetic products that are not currently competing with us may decide to do so in the future. Competition is primarily based on product performance, quality and pricing. Pricing remains very competitive on a regional basis, with excess capacity in the industry impacting margins. Moreover, our current and potential competitors may have substantially greater financial resources, name recognition, research and development, marketing and human resources than we have. In addition, our competitors may succeed in developing new or enhanced products that are better than our products. These companies may also prove to be more successful than we are in marketing and selling these products. We may not be able to compete successfully with any of these companies. Increased competition as to any of our products could result in price reductions, reduced margins and loss of market share, which could negatively affect our business, financial condition, results of operations, cash flows or prospects.

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

We have significant international operations, and we are in the process of increasing our international manufacturing and distribution capacity. Certain risks are inherent in international operations, including:

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

In addition, foreign operations involve uncertainties arising from local business practices, cultural considerations and international political and trade tensions. For example, our operations in Egypt were briefly suspended in early 2011 due to political unrest in that country. More recently civil and political unrest in Egypt has continued, which unrest could potentially impact future revenues and our ability to manufacture at times in our Egypt plant. As we continue to expand our business globally, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that we will be able to manage effectively these risks or that these and other factors will not have a material adverse effect on our international operations or our business, financial condition, results of operations or cash flows.

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

We generate a significant portion of our sales, and incur a significant portion of our expenses, in currencies other than U.S. dollars. In 2012 and 2011, 32% and 31% of our sales, respectively, were denominated in a currency other than the U.S. dollar, and as of December 31, 2012, 23% of our assets and 17% of our liabilities were denominated in a currency other than the U.S. dollar. To the extent that we are unable to match sales received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our results of operations and cash flows. During times of a strengthening U.S. dollar, our reported sales from our international operations will be reduced because the applicable local currency will be translated into fewer U.S. dollars. We do not currently enter into derivative instruments to offset the impact of currency exchange rate fluctuations and do not intend to do so for the foreseeable future.

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

As part of our growth strategy, we will consider acquiring complementary businesses.  Acquisitions involve a number of risks including integration of the acquired company with our operations and unanticipated liabilities or contingencies related to the acquired company.  We cannot ensure that the expected benefits of any future acquisitions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact our operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price.  Furthermore, future acquisitions could result in the incurrence of debt and contingent liabilities, which could have a material adverse effect on our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

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

Our ability to successfully operate and grow our global business and implement our strategies is largely dependent on the efforts, abilities and services of our senior management and other key employees. If we lose the services of our senior management or other key employees and are unable to find qualified replacements with comparable experience in the industry, our business could be negatively affected. Our future operations could also be harmed if we are unable to attract, hire, train and retain qualified managerial, sales, operations, engineering and other technical personnel.

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

In 2012 and 2011, 61% and 56% respectively of our sales were generated outside of North America. As of December 31, 2012, 93%, or $16.8 million, of our cash was held outside of the United States, including $4.1 million in Europe.

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

Any delay in the completion of our efforts to expand capacity at existing and new facilities could adversely impact our financial condition.

We are currently constructing a new manufacturing facility in Suzhou, China.  We are also completing expansions at our facilities in Egypt and Thailand with the addition of new manufacturing lines.  These efforts have required significant capital expenditures in 2012 and will require significant capital expenditures in 2013.  We expect production to commence at the China facility in the fourth quarter of 2013.  We expect production on our expanded lines in Egypt and Thailand by the third quarter of 2013.  Any delay in completing the new facility and expansions could have a material effect on our financial condition.

Our substantial level of indebtedness could have a material adverse effect on our financial condition.

We have a substantial amount of indebtedness. As of December 31, 2012, we had $171.4 million of total indebtedness. Our high level of indebtedness could have important consequences to you, including the following:

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

In addition, we may incur more debt. Our term loan facilities and Revolving Credit Facility (our “Senior Secured Credit Facilities”), do not completely prohibit us from incurring additional debt. This could increase the risks associated with our substantial indebtedness described above.

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

Our Senior Secured Credit Facilities impose, and any future financing agreements that we may enter into will likely impose, significant operating and financial restrictions on us, including certain limitations on capital expenditures. These restrictions may limit our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities, including our ability to:

•	incur additional indebtedness;

•	create liens or other encumbrances;

•	pay dividends or make certain other payments, investments, loans and guarantees; and

•	sell or otherwise dispose of assets and merge or consolidate with another entity.

In addition, our Senior Secured Credit Facilities require us to meet certain financial ratios and financial condition tests. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Description of Long-Term Indebtedness.” Events beyond our control could affect our ability to meet these financial ratios and financial condition tests. Our failure to comply with these obligations could cause an event of default under our Senior Secured Credit Facilities. If an event of default occurs, our lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities, including accrued and unpaid interest, to be immediately due and payable; the lenders could foreclose upon the assets securing our Senior Secured Credit Facilities; and the lenders under our Revolving Credit Facility could terminate their commitments to lend us money, which could have a material adverse effect on our business and prospects.

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

We are not currently under audit by the Internal Revenue Service.  However, an unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby negatively and adversely impacting our financial condition, results of operations or cash flows.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The stock market has experienced and continues to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. Given that we are a fairly new public company, these fluctuations may be even more pronounced in the trading market for our common stock. In addition, many industries have experienced a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various companies, which led to increased volatility in securities prices and a significant level of intervention from the U.S. and other governments in securities markets. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.

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

Our private equity sponsor exerts significant influence over us, and their interests may not coincide with yours.

CHS and its affiliates beneficially own, in the aggregate, 53.4% of our outstanding common stock. As a result, CHS and its affiliates could control substantially all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions. In addition, pursuant to the terms of our Stockholders Agreement (as described in Item 13, “Certain Relationships and Related Transactions, and Director Independence – Stockholders Agreement”), CHS has the ability to designate one member of our Board of Directors and to require all other parties to the Stockholders Agreement to sell their respective shares of our common stock, on substantially the same terms and conditions as CHS is selling its shares, in the event that CHS approves a sale of us. In addition, CHS has the ability to designate a non-voting observer reasonably acceptable to us to attend any meetings of our Board of Directors. The parties to the Stockholders Agreement, other than CHS, own in the aggregate 2.7% of our outstanding common stock. The interests of CHS may not always coincide with our interests as a company or the interests of other stockholders. In addition, this concentration of ownership may delay or prevent a change in control of our company, even if that change in control would benefit our stockholders. This significant concentration of stock ownership and voting power may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13, “Certain Relationships and Related Transactions, and Director Independence” for further information about the equity interests held by CHS and its affiliates.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of March 25, 2013, we had 20,107,566 shares of common stock outstanding, 9,363,931 shares of which are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”) (except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are subject to the resale restrictions imposed by Rule 144 under the Securities Act), and 11,288,454 shares of which are now available for resale in the public market (subject to extension under certain circumstances and to certain restrictions, including limitations under Rule 144).  CHS has the right, subject to certain exceptions and conditions, to require us to register their 10,743,635 shares of our common stock under the Securities Act, and holders of an additional 471,940 shares of our common stock will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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

We have determined that our internal controls relating to income taxes are currently ineffective.

 As discussed in Item 9A, Controls and Procedures, our management team, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. They concluded that our internal controls over financial reporting were ineffective as of December 31, 2012.  As of December 31, 2012, we identified a material weakness relating to inadequate review procedures of our income tax provision. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Any material weakness in our internal controls over the accounting for income taxes could impair our ability to report our financial position and results of operations accurately and in a timely manner.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and principal executive offices are located at 19103 Gundle Road, Houston, Texas.  We own seven manufacturing facilities located in the United States, Germany, Egypt, Thailand and Chile.  Our global manufacturing infrastructure enables us to shift our manufacturing capacity among our worldwide locations to best meet changing global geosynthetic demand and to optimize our supply chain based on regional resin price fluctuations and transportation costs.  We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements.  The following table provides selected information regarding our principal physical properties as of December 31, 2012:

Location	Approximate Size	Function	Owned/Leased
Houston, Texas (Headquarters)	149,400 sq. feet	Manufacturing	Owned
Kingstree, South Carolina	89,800 sq. feet	Manufacturing	Owned
Spearfish, South Dakota	52,300 sq. feet	Manufacturing	Owned
Rechlin, Germany	61,700 sq. feet	Manufacturing	Owned
6th of October City, Egypt	39,200 sq. feet	Manufacturing	Owned
Rayong, Thailand	56,000 sq. feet	Manufacturing	Owned
Antofagasta, Chile	26,100 sq. feet	Manufacturing	Owned

In addition, we maintain 27 regional sales offices located in 19 countries.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock began trading on the NYSE on February 10, 2012 under the symbol “GSE.”  Prior to that date, there was no public trading market for our common stock.  The following table sets forth the quarterly high and low sale prices of our common stock, as reported by the NYSE, for the last fiscal year.

Fiscal Year 2012 Quarter Ended	High	Low
March 31, 2012	$13.52	$11.50
June 30, 2012	$13.40	$9.45
September 30, 2012	$11.20	$7.81
December 31, 2012	$8.71	$6.11

Holders of Record

As of March 25, 2013, there were approximately 19 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of December 31, 2012.  Specifically, the table provides information with respect to the 2004 Stock Option Plan and the 2011 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Stock Option Plan	1,284,639	$2.54	553,433
2011 Plan	743,735	$11.57	1,256,265
Total	2,028,374		1,809,698

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following performance graph compares the total cumulative stockholder returns on our common stock since the date of our initial public offering in February 2012 with the total cumulative returns for the Russell 3000 Index and a peer group index we selected. The graph assumes an investment of $100 in our common stock on February 10, 2012, and the reinvestment of all dividends for the index and peer group.  This chart has been calculated in compliance with SEC requirements and prepared by Zacks Investment Research, Inc.

This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Company Name / Index	2/10/2012	3/31/2012	6/30/2012	9/30/2012	12/31/2012
GSE Holding, Inc.	$100.00	114.17	91.91	68.26	53.91
Russell 3000 Index	$100.00	104.81	101.51	107.83	108.10
Peer Group(a)	$100.00	102.31	101.37	112.42	116.58

(a)	Peer Group Companies: Amcol International, Inc., Spartech Corporation, PolyOne Corporation, Roper Industries, Inc. and Tredegar Corporation.

THE STOCK PRICE PERFORMANCE INCLUDED IN THIS GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE STOCK PRICE PERFORMANCE.

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

	Years Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share and volume data)
Consolidated Statement of Operations Data:
Net sales	$408,995	$291,199	$342,783	$464,451	$476,644
Cost of products	357,010	258,037	298,900	393,944	398,955
Gross profit	51,985	33,162	43,883	70,507	77,689
Selling, general and administrative expenses	27,407	31,776	40,078	44,474	49,326
Public offering related costs	–	–	–	–	9,655
Amortization of intangibles	3,044	2,619	2,284	1,379	1,182
Operating income (loss)	21,534	(1,233)	1,521	24,654	17,526
Other expenses (income):
Interest expense, net	20,819	19,188	19,454	20,081	16,797
Foreign currency transaction (gain) loss	(413)	375	(1,386)	(568)	(459)
Change in fair value of derivatives	(2,682)	210	59	71	–
Loss on extinguishment of debt	–	–	–	2,016	1,555
Other income, net	(690)	(3,031)	(2,193)	(1,253)	(2,269)
Income (loss) from continuing operations before income taxes	4,500	(17,975)	(14,413)	4,307	1,902
Income tax (benefit) provision	6,414	(4,537)	(2,069)	3,490	356
Income (loss) from continuing operations	(1,914)	(13,438)	(12,344)	817	1,546
Income (loss) from discontinued operations, net of taxes	(746)	(2,846)	(4,428)	136	(462)
Net income (loss)	(2,660)	(16,284)	(16,772)	953	1,084
Non-controlling interest in consolidated subsidiary	14	(51)	25	-	-
Net income (loss) attributable to GSE Holding, Inc.	$(2,646)	$(16,335)	$(16,747)	$953	$1,084
Income (loss) from continuing operations per share:
Basic	$(0.18)	$(1.24)	$(1.14)	$0.08	$0.08
Diluted	$(0.18)	$(1.24)	$(1.14)	$0.07	$0.08
Net income (loss) per share:
Basic	$(0.25)	$(1.51)	$(1.55)	$0.09	$0.06
Diluted	$(0.25)	$(1.51)	$(1.55)	$0.08	$0.06
Weighted average number of shares of common stock used in computing net income (loss) per share:
Basic	10,810	10,810	10,810	10,810	18,407
Diluted	10,810	10,810	10,810	11,841	19,336
Other Financial Data:
Adjusted gross margin(1)	15.0%	14.5%	15.5%	17.2%	18.4%
Net cash provided by (used in) operating activities	(5,571)	49,303	(29,760)	887	(1,672)
Net cash (used in) investing activities	(5,965)	(2,622)	(1,053)	(11,662)	(26,104)
Net cash provided by (used in) financing activities	4,284	(32,691)	25,691	4,052	36,698
Adjusted EBITDA(2)	$38,399	$19,151	$28,064	$44,536	$45,672
Capital expenditures	5,836	2,842	3,337	11,694	26,137
Operating Data (unaudited):
Volume shipped (thousands of pounds)(3)	339,251	298,620	337,811	377,082	387,096

	As of December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,740	$20,814	$15,184	$9,076	$18,068
Accounts receivable, net	68,397	48,822	69,661	80,705	96,987
Inventories, net	67,023	35,625	53,876	58,109	64,398
Total assets	319,042	254,358	276,307	292,426	336,098
Total debt, including current portion	189,959	155,849	182,329	198,458	171,414
Total stockholders’ equity	69,024	54,607	32,766	31,669	102,718

(1)
Adjusted gross margin represents the difference between net sales and cost of products, excluding depreciation expense included in cost of products, divided by sales and, accordingly, does not take into account the non-cash impact of depreciation expense included in the cost of products of $9.4 million, $9.1 million, $9.1 million, $9.5 million and $10.1 million in 2008, 2009, 2010, 2011 and 2012, respectively. Disclosure in this Annual Report on Form 10-K of adjusted gross margin, which is a “non-GAAP financial measure,” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. We believe this measure is helpful in understanding our past performance as a supplement to gross margin and other performance measures calculated in conformity with GAAP.

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

	Year Ended December 31,
	2008	2009	2010	2011	2012
Gross margin	12.7%	11.4%	12.8%	15.2%	16.3%
Depreciation expense (as a percentage of net sales)	2.3	3.1	2.7	2.0%	2.1%
Adjusted gross margin	15.0%	14.5%	15.5%	17.2%	18.4%

(2)
Adjusted EBITDA represents net income or loss before interest expense, income tax expense, depreciation and amortization of intangibles, change in the fair value of derivatives, loss (gain) on foreign currency transactions, restructuring expenses, certain professional fees, stock-based compensation expense, management fees paid to CHS, loss on extinguishment of debt, and public offering related costs. Disclosure in this Annual Report on Form 10-K of Adjusted EBITDA, which is a “non-GAAP financial measure,” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from continuing operations or any other performance measure derived in accordance with GAAP. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items.

We believe this measure is meaningful to our investors to enhance their understanding of our financial performance. Although Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs, we understand that it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance and to compare our performance with the performance of other companies that report Adjusted EBITDA. Adjusted EBITDA should be considered in addition to, not as a substitute for, net income, income from continuing operations and other measures of financial performance reported in accordance with GAAP. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The following table reconciles net (income) loss attributable to GSE Holding, Inc. to Adjusted EBITDA for the periods presented in this table and elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Net income (loss) attributable to GSE Holding, Inc.	$(2,646)	$(16,335)	$(16,747)	$953	$1,084
(Income) loss from discontinued operations, net of income taxes	746	2,846	4,428	(136)	462
Interest expense, net of interest rate swap	20,398	18,005	18,935	20,088	16,797
Income tax expense (benefit)	6,414	(4,537)	(2,069)	3,490	356
Depreciation and amortization expense	13,219	12,703	12,700	12,798	14,296
Change in the fair value of derivatives	(2,682)	210	59	71	–
Foreign currency transaction (gain) loss	(413)	375	(1,386)	(568)	(459)
Restructuring expense(a)	–	1,444	1,096	950	93
Professional fees(b)	262	1,436	8,904	2,712	1,056
Stock-based compensation expense	450	28	67	75	360
Management fees(c)	2,004	2,004	2,019	2,074	229
Loss on extinguishment of debt(d)	–	–	–	2,016	1,555
Public offering related costs (e)	–	–	–	–	9,655
Other(f)	647	972	58	13	188
Adjusted EBITDA	$38,399	$19,151	$28,064	$44,536	$45,672

(a)
For 2009 and 2010, represents severance costs primarily related to the restructuring and productivity improvement programs we adopted during the fourth quarter of 2009.  For 2011, primarily represents severance payments made to two key employees.

(b)
Represents recruiting a new chief executive officer in 2008 and 2009 and the restructuring and productivity improvement programs adopted by us during the fourth quarter of 2009, which primarily consists of fees related to the engagement of an independent consulting firm that specializes in performance improvements for portfolio companies of private equity firms in 2010 and 2011.  For 2012, primarily represents acquisition related fees.

(c)	Represents management fees that terminated in connection with our IPO.

(d)
For 2011, represents the loss recognized in connection with the refinancing of our Senior Notes.  For 2012, represents the write-off of unamortized debt issuance cost and discount recognized in connection repayment of the Second Lien Term Loan.  For a description of these transactions, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Description of Long Term Indebtedness.”

(e)
Represents compensation costs of $6.6 million related to IPO bonuses that were paid in cash ($2.3 million) and fully vested common stock ($4.3 million) to certain key executives and directors, and $3.0 million related a termination fee for our CHS management agreement.

(f)
2008 and 2009 include $0.6 million of disaster recovery expense associated with Hurricane Ike and $1.0 million of death benefits paid to the estate of our former President and Chief Executive Officer, respectively. Otherwise, relates to gains and losses on asset sales.

(3)
Includes 12,984, 12,118 and 9,935 volume shipped (in thousands of pounds) related to our discontinued operations for the years ended December 31, 2008, 2009 and 2010, respectively.  There was no volume shipped related to our discontinued operations for the years ended December 31, 2011 and 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read together with Item 6, “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Forward-Looking Statements” and Item 1A, “Risk Factors.”

Overview

We are the leading global provider by sales of highly engineered geosynthetic containment solutions for environmental protection and confinement applications. Our products are used in a wide range of infrastructure end markets such as mining, waste management, liquid containment (including water infrastructure, agriculture and aquaculture), coal ash containment and oil and gas. We are one of the few providers with the full suite of products required to deliver customized solutions for complex projects on a global basis, including geomembranes, drainage products, GCLs, nonwoven geotextiles and specialty products. We have a global infrastructure that includes seven manufacturing facilities located in the United States, Germany, Chile, Egypt and Thailand, 27 regional sales and/or marketing offices located in 19 countries and engineers and technical salespeople located on four continents. We generate the majority of our sales outside of North America, including high-growth emerging markets in Asia, Latin America, Africa and the Middle East. Our comprehensive product offering and global infrastructure, along with our extensive relationships with customers and end-users, provide us with access to high-growth markets worldwide and the flexibility to serve customers regardless of geographic location.

Net Sales

We derive our net sales from selling innovative and reliable geosynthetic solutions that have been customized from our broad product offering, including geomembranes, drainage products, GCLs, nonwoven geotextiles and specialty products. We focus primarily on the global mining, waste management and liquid containment end markets, and are developing new end markets such as coal ash containment and oil and gas. Our products are used in a variety of material containment and environmental protection applications by end-users in these industries, including some of the largest mining, waste management, power and other civil and industrial infrastructure companies in the world. In 2012, we served approximately 1,200 customers and no single customer generated more than 10% of our total net sales.

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

Our net sales from major projects depend, in part, on the level of capital expenditures in our principal end markets. The number of such projects we win in any particular year fluctuates, and is dependent on the number of projects available and our ability to bid successfully for such projects. Negotiations with our customers are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position (including the timing of our introduction to a project and our relationships to those involved in the project), market conditions, financing arrangements and required governmental approvals. We do not typically enter into long-term contracts with our customers; rather, we receive orders from our customers that contractually govern our participation in a project.

Pricing for our products is driven to a large extent by the costs of polyethylene resin and other raw materials. Changes in our raw material costs can affect the sales prices we charge our customers.  We may increase our selling prices charged to our customers, when contractually able, if there are increases in our raw material costs.  Conversely, if our raw material costs decline our selling prices we charge to our customers may be reduced.

Cost of Products

Cost of products is our primary operating expense, accounting for 83.7%, 84.8% and 87.2% of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Cost of products includes primarily the direct cost of raw materials and labor used in the manufacture of our products as well as indirect costs such as labor, depreciation, insurance, supplies, tools, repairs and shipping and handling. Cost of products also includes all but a de minimis amount of procurement expenses incurred to purchase, receive, store and maintain our inventories. Our principal products are manufactured primarily from specially formulated high-grade polyethylene resins with chemical additives that enable the end product to better resist weathering, ultraviolet degradation and chemical exposure. HDPE is our primary raw material. We also use LLDPE, polypropylene and blow molding resin. Raw material costs represented 83.1%, 81.1% and 80.2% of our total cost of products for the years ended December 31, 2012, 2011 and 2010, illustrating the importance of effectively managing material costs to maintaining stable levels of profitability.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses represent overhead costs associated with support functions such as finance, human resources, legal, information technology and sales and marketing costs. Primary drivers of SG&A expenses include personnel costs, severance costs and sales force commissions. SG&A expenses were 10.3%, 9.6% and 11.7% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively, and each year was impacted by professional fees and restructuring costs.

Discontinued Operations

The discussion below of our results of operations excludes the impact discontinued operations for all periods presented.  Discontinued operations were immaterial in 2012 and 2011.

Segment Data

We have organized our operations into five reporting segments: North America, Europe Africa, Asia Pacific, Latin America and Middle East. We generate a greater proportion of our gross profit, as compared to our net sales, in our North America segment, which consists of the United States, Canada and Mexico, because our product mix in this segment is focused on higher-margin products. We expect the percentage of total gross profit derived from outside North America to continue to increase in future periods as we continue to focus on selling these higher-value products in our other segments. We also expect the percentage of net sales derived from outside North America to increase in future periods as we continue to expand globally.

The following table presents our net sales, by segment for the periods presented, as well as gross profit and gross profit as a percentage of net sales from each segment:

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Year ended December 31, 2012
Net sales	$185,893	$139,329	$97,233	$46,112	$8,077
Gross profit	45,351	10,076	16,771	4,799	692
Gross margin	24.4%	7.2%	17.2%	10.4%	8.6%
Year ended December 31, 2011
Net sales	$205,015	$131,258	$74,287	$44,402	$9,489
Gross profit	44,848	10,123	10,261	4,647	628
Gross margin	21.9%	7.7%	13.8%	10.5%	6.6%
Year ended December 31, 2010
Net sales	$142,956	$104,506	$49,370	$36,120	$9,831
Gross profit	24,005	10,506	4,301	3,855	1,216
Gross margin	16.8%	10.1%	8.7%	10.7%	12.4%

The following table presents our net sales from each segment, as a percentage of total net sales:

	Year Ended December 31,
	2012	2011	2010
North America	39.0%	44.1%	41.7%
Europe Africa	29.2	28.3	30.5
Asia Pacific	20.4	16.0	14.4
Latin America	9.7	9.6	10.5
Middle East	1.7	2.0	2.9
Total	100.0%	100.0%	100.0%

North America

North America net sales decreased $19.1 million, or 9.3%, during 2012 to $185.9 million from $205.0 million in 2011. Lower third party volume shipped due to increased production related to intersegment sales contributed $17.3 million and reduced selling prices contributed $10.9 million. These decreases were partially offset by changes in product mix of $9.1 million. North America intersegment sales increased $22.3 million during 2012 as a result of utilizing our plant sourcing decision model to manufacture our products at the most cost efficient locations. The increase in intersegment sales reduced the manufacturing capacity available for third party customers, which had a negative effect on 2012 net sales in North America. North America gross profit increased $0.6 million, or 1.1%, to $45.4 million during 2012 from $44.8 million in 2011 primarily due to changes in product mix which was partially offset by an increase in manufacturing costs and the decrease in volume shipped.

North America net sales increased $62.0 million, or 43.4%, during 2011 to $205.0 million from $143.0 million in 2010. Increases in sales prices contributed $36.4 million in additional sales and increased volume shipped contributed $25.6 million to the increase in net sales. North America net sales increased due to improved market share in high end products, higher volume requirements from existing large customers and increases in solid waste, mining and liquid containment markets. North America sales were also positively affected by increased sales of specialty products. North America gross profit increased $20.8 million, or 86.8%, during 2011 to $44.8 million from $24.0 million in 2010. North America gross profit increased $11.8 million due to increased sales prices, changes in product mix and the pursuit of higher-margin projects, and $9.0 million due to an increase in volumes shipped.  During 2010, margins were lower due to the increase in resin prices and the lag in corresponding sales price increases which led to the implementation of the margin management tool in 2010.

Europe Africa

Europe Africa net sales increased $8.0 million, or 6.1%, during 2012 to $139.3 million from $131.3 million in 2011. Net sales increased $12.4 million due to higher volume shipped, $5.4 million due to increases in selling prices, and $3.8 million due to changes in product mix. Europe Africa net sales were negatively affected by approximately $13.6 million from changes in foreign currency exchange rates. Europe Africa gross profit was $10.1 million in each of 2012 and 2011. Gross profit increased $0.9 million due to the higher volume shipped and $1.1 million due to the favorable shift in product mix.  Gross profit increases were offset by increased manufacturing costs of $0.9 million and unfavorable changes in foreign currency exchange rates of $1.1 million.

Europe Africa net sales increased $26.8 million, or 25.6%, during 2011 to $131.3 million from $104.5 million in 2010. Sales increased $13.6 million due to increases in sales prices and $3.9 million due to increases in volume shipped. These increases were primarily due to higher volume sold into Europe, primarily within the solid waste market. Europe Africa sales were also positively affected by approximately $9.3 million from changes in foreign currency exchange rates. Europe Africa gross profit decreased $0.4 million to $10.1 million in 2011 compared to $10.5 million in 2010 due to increased manufacturing costs, which were partially offset by increased sales prices and favorable changes in foreign currency exchange rates.

Asia Pacific

Asia Pacific net sales increased $22.9 million, or 30.9%, during 2012 to $97.2 million from $74.3 million in 2011. Higher volume shipped due to increased international demand contributed $17.3 million to additional net sales and changes in product mix contributed $6.5 million. These increases were partially offset by a decline in selling prices of $0.9 million. Asia Pacific net sales increased due to higher volumes sold into Australia, Thailand, Malaysia and China. Asia Pacific gross profit increased $6.5 million, or 63.4%, during 2012 to $16.8 million from $10.3 million in 2011. Gross profit increased $8.9 million due to changes in product mix and higher volume shipped, which were partially offset by increased manufacturing expenses of $2.4 million.

Asia Pacific net sales increased $24.9 million, or 50.5%, during 2011 to $74.3 million from $49.4 million in 2010. Increases in volumes shipped contributed $16.8 million to additional sales and increases in sales prices contributed $8.1 million. Asia Pacific sales increased due to higher volumes sold into China, Australia and India. Asia Pacific gross profit increased $6.0 million, or 138.6%, during 2011 to $10.3 million from $4.3 million in 2010. Gross profit increased $4.8 million due to an increase in volumes shipped and $1.2 million due to increased sales prices.

Latin America

Latin America net sales increased $1.7 million, or 3.9%, during 2012 to $46.1 million from $44.4 million in 2011. Increases in selling prices and changes in product mix contributed $2.7 million, which were partially offset by $1.0 million resulting from lower volume shipped. Latin America gross profit increased $0.2 million, or 3.3%, during 2012 to $4.8 million from $4.6 million in 2011. Gross profit increased primarily due to changes in product mix.

Latin America net sales increased $8.3 million, or 22.9%, during 2011 to $44.4 million from $36.1 million in 2010. Increases in volumes shipped contributed $4.7 million in additional net sales and increased sales prices increased net sales by $3.6 million. Latin America gross profit increased $0.7 million, or 20.5%, during 2011 to $4.6 million from $3.9 million in 2010. Gross profit increased $1.6 million, or 10.2%, due to increased sales prices and $1.3 million due to an increase in volumes shipped, which were partially offset by an increase in manufacturing costs.

Middle East

Middle East net sales decreased $1.4 million, or 14.9%, to $8.1 million during 2012 from $9.5 million in 2011. A decline in volume shipped and decreases in selling prices reduced net sales by $1.9 million. These decreases were partially offset by favorable changes in product mix of $0.7 million. Middle East gross profit increased $0.1 million to $0.7 million in 2012 from $0.6 million in 2011. Gross profit increased $0.7 million due to the changes in product mix, which was partially offset by an increase of $0.5 million in manufacturing costs and $0.1 million due to lower volume shipped.

Middle East sales decreased $0.3 million, or 3.4%, to $9.5 million during 2011 from $9.8 million in 2010.  Decreases in volumes shipped and changes in foreign currency negatively affected sales by $1.4 million, which were partially offset by an increase in sales prices. Middle East gross profit decreased $0.6 million to $0.6 million in 2011 from $1.2 million in 2010. This decrease was due to a decline in volumes shipped and increased selling prices.

Recent Developments

On January 9, 2013, we held a groundbreaking ceremony for our new manufacturing facility in Suzhou, Jiangsu Province, China. The manufacturing facility is expected to add 44 million pounds of new capacity and be completed in late 2013, at a cost of approximately $15 million, the majority is expected to be spent in 2013. Once completed, the facility will have the ability to manufacture our entire line of geomembrane products and service the growing demand for landfill expansions, industrial waste containment, coal ash containment and oil and gas fracking in the region.

On February 4, 2013, we acquired all of the equity interests of SynTec, LLC, based in Baltimore, Maryland, for cash of approximately $10 million.  SynTec is manufacturer of geosynthetic drainage and soil reinforcement products and provides us access to new technology for environmental and civil applications.

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

Resin Cost Volatility.  Resin-based material, derived from crude petroleum and natural gas, accounted for 83.1%, 81.1% and 80.2% of our cost of products for the years ended December 31, 2012, 2011 and 2010, respectively. Our ability to both manage the cost of our resin purchases as well as pass fluctuations in the cost of resin through to our customers is critical to our profitability. Fluctuations in the price of crude oil impact the cost of resin. In addition, planned and unplanned outages in facilities that produce polyethylene and its feedstock materials have historically impacted the cost of resin. In 2010, we implemented successful performance initiatives that focused on reducing the risk of volatility in resin costs on our profitability. We have developed policies, procedures, tools and organizational training procedures to enable better resin cost management and facilitate the efficient pass through of increases in our resin costs to our customers. These initiatives included diversifying our resin sources, hiring a polyethylene expert to lead procurement, implementing pricing tools that account for projected resin pricing, institutionalizing a bid approval process, creating a plant sourcing decision model, and running a large project tracking process. As a result of these policies, we were able to effectively manage the volatility in resin prices during 2012 and 2011, which minimized the effect of resin price volatility on our results of operations. While the significant majority of our products are sold under orders that include 30-day re-pricing provisions at our option, and while we have taken advantage of this option in the past, the policies, processes, tools and organizational training procedures described above allow us to limit the need to re-price projects already under contract. This, in turn, helps us better manage our relationships with our customers. We believe that managing the risks associated with volatility in resin costs is now among our critical and core competencies.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31,		Period over
	2012	2011	Period Change
	(in thousands)
Net sales	$476,644	$464,451	$12,193	3%
Cost of products	398,955	393,944	5,011	1
Gross profit	77,689	70,507	7,182	10
Selling, general and administrative expenses	49,326	44,474	4,852	11
Public offering related costs	9,655	—	9,655	100
Amortization of intangibles	1,182	1,379	(197)	14
Operating income	17,526	24,654	(7,128)	29
Other expenses (income):
Interest expense, net	16,797	20,081	(3,284)	16
Foreign currency transaction gain	(459)	(568)	109	19
Change in fair value of derivatives	—	71	(71)	100
Loss on extinguishment of debt	1,555	2,016	(461)	23
Other income, net	(2,269)	(1,253)	(1,016)	81
Income from continuing operations before income taxes	1,902	4,307	(2,405)	56
Income tax provision	356	3,490	(3,134)	90
Income from continuing operations	$1,546	$817	$729	89%

 Net Sales

Consolidated net sales increased $12.2 million, or 2.6%, to $476.6 million for the year ended December 31, 2012 from $464.4 million for the year ended December 31, 2011. Consolidated net sales increased $12.1 million due to changes in product mix, $9.7 million due to increased volume, and $4.2 million due to higher selling prices. Consolidated nets sales were negatively affected by approximately $13.8 million from changes in foreign currency exchange rates, principally the Euro.

Cost of Products

Cost of products increased $5.0 million, or 1.3%, to $398.9 million for the year ended December 31, 2012 from $393.9 million for the year ended December 31, 2011. The increase in raw material costs contributed approximately 83%, or $4.2 million to the increase in cost of products. The increase in volume shipped and increased manufacturing costs, net of changes in foreign currency, contributed approximately 17%, or $0.8 million, to the increase.

Gross Profit

Consolidated gross profit for the year ended December 31, 2012 increased $7.2 million, or 10.2%, to $77.7 million compared to $70.5 million for the year ended December 31, 2011. Gross profit increased $9.4 million due to changes in product mix and $1.2 million due to increased volume, partially offset by an increase in manufacturing expenses of $2.2 million. Changes in foreign currency exchange rates, principally the Euro, also negatively affected gross profit by $1.2 million. Gross profit as a percentage of net sales was 16.3% for the year ended December 31, 2012, compared to 15.2% for year ended December 31, 2011.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2012 were $49.3 million compared to $44.5 million for the year ended December 31, 2011, an increase of $4.8 million, or 10.9%.  SG&A expenses increased during the year ended December 31, 2012 when compared to 2011 due to $2.3 million of public company costs and $2.0 million related to the global expansion of our sales force as well as other miscellaneous costs.    SG&A as a percentage of net sales for the year ended December 31, 2012 was 10.3% compared to 9.6% for the year ended December 31, 2011.

Other Expenses (Income)

Interest expense was $16.8 million for the year ended December 31, 2012 compared to $20.1 million for the year ended December 31, 2011. The $3.3 million decrease in interest expense in the year ended December 31, 2012 was due primarily to lower interest rates and $0.8 million of interest capitalized in association with plant, property and equipment. The weighted average debt balance outstanding was $180.7 million and $189.4 million for the years ended December 31, 2012 and 2011, respectively; weighted average effective interest rates were 7.78% and 8.94% for December 31, 2012 and 2011, respectively.

Loss on extinguishment of debt of $1.6 million in the year ended December 31, 2012 relates to the refinancing of the Second Lien Term Loan as described in “Liquidity and Capital Resources – Description of Long-Term Indebtedness” and the $2.0 million in the year ended December 31, 2011 relates to the refinancing of our 11% Senior Notes due 2012 and old revolving credit facility.

Income Tax Expense

Income tax expense from continuing operations for the year ended December 31, 2012 was $0.4 million compared to $3.5 million for the year ended December 31, 2011.  Our effective tax rates were 18.7% and 81.0% for the years ended December 31, 2012 and 2011, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate is due to the mix of the international jurisdictional rates and the release of $2.3 million of beginning of year valuation allowance relating to U.S. net operating losses offset by $2.4 million of additional valuation allowance relating to foreign tax credits.

Adjusted EBITDA

Adjusted EBITDA (as discussed below) from continuing operations was $45.7 million during the year ended December 31, 2012, an increase of $1.2 million, or 2.6%, from $44.5 million during 2011. The increase in Adjusted EBITDA was primarily due to the public offering related costs add back of $9.7 million, which was partially offset by a decrease in our operating income.  See note (2) to the table set forth in Item 6, “Selected Financial Data” for a reconciliation of Adjusted EBITDA to net income or loss.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended December 31,		Period over
	2011	2010	Period Change
	(in thousands)
Net sales	$464,451	$342,783	$121,668	36%
Cost of products	393,944	298,900	95,044	32
Gross profit	70,507	43,883	26,624	61
Selling, general and administrative expenses	44,474	40,078	4,396	11
Amortization of intangibles	1,379	2,284	(905)	40
Operating income	24,654	1,521	23,133	1,521
Other expenses (income):
Interest expense, net	20,081	19,454	627	3
Foreign currency transaction gain	(568)	(1,386)	818	59
Change in fair value of derivatives	71	59	12	20
Loss on extinguishment of debt	2,016	—	2,016	100
Other (income), net	(1,253)	(2,193)	940	43
Income (loss) from continuing operations before income taxes	4,307	(14,413)	18,720	130
Income tax provision (benefit)	3,490	(2,069)	5,559	269
Income (loss) from continuing operations	$817	$(12,344)	$13,161	107

Net Sales

Consolidated net sales increased $121.7 million, or 35.5%, to $464.5 million for the year ended December 31, 2011 from $342.8 million for the year ended December 31, 2010. Increases in sales prices, due primarily to higher raw material costs and a favorable change in product mix, contributed $56.0 million to the increase in sales. Volume shipped increased 15.0% year over year. Volume increases contributed approximately $56.9 million to the increase in sales. Sales were also positively affected by approximately $8.8 million from changes in foreign currency exchange rates, principally the Euro.

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

Other Expenses (Income)

Interest expense was $20.1 million for the year ended December 31, 2011 compared to $19.5 million for the year ended December 31, 2010. The $0.6 million increase in interest expense in the year ended December 31, 2011 was due primarily to the write off of $0.5 million of unamortized loss on the interest rate swap in connection with the refinancing of our Senior Notes and old revolving credit facility as described in “– Liquidity and Capital Resources – Description of Long-Term Indebtedness.” The weighted average debt balance outstanding was $189.4 million and $169.8 million for the years ended December 31, 2011 and 2010, respectively; weighted average effective interest rates were 8.94% and 10.40% for December 31, 2011 and 2010, respectively.

Foreign currency transaction gain was $0.6 million for the year ended December 31, 2011 compared to $1.4 million for the year ended December 31, 2010. The $0.8 million decrease for the year ended December 31, 2011 was due to unfavorable currency exchange rates, primarily related to the Euro, compared to the year ended December 31, 2010.

Loss on extinguishment of debt of $2.0 million during the year ended December 31, 2011 relates to the refinancing of our Senior Notes and old revolving credit facility as described in “– Liquidity and Capital Resources – Description of Long-Term Indebtedness.”

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

Adjusted EBITDA

Adjusted EBITDA from continuing operations was $44.5 million during the year ended December 31, 2011, an increase of $16.4 million, or 58.4%, from $28.1 million during 2010. The increase in Adjusted EBITDA was primarily due to the increase in operating income of $23.1 million which was partially offset by decreases in our professional services and severance add backs of $6.1 million and $0.3 million, respectively.  See note (2) to the table set forth in Item 6, “Selected Financial Data” for a reconciliation of Adjusted EBITDA to net income or loss.

Quarterly Financial Information

The following tables set forth certain historical unaudited consolidated quarterly statement of operations data for each of the eight quarters in the two years ended December 31, 2012. This unaudited information has been prepared on a basis consistent with our annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the unaudited quarterly data. This information should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except percentage and per share data)
Selected Quarterly Financial Information
Net sales	$88,462	$118,487	$146,842	$110,660	$94,916	$139,168	$121,200	$121,360
Cost of products	74,008	100,911	126,006	93,019	80,834	115,675	100,820	101,626
Gross profit	14,454	17,576	20,836	17,641	14,082	23,493	20,380	19,734
Operating income (Loss)	4,717	7,847	7,746	4,344	(6,798)	11,382	8,140	4,802
Net income (loss) attributable to GSE Holding, Inc.	(731)	(1,183)	3,804	(937)	(12,766)	3,796	5,240	4,814
Adjusted EBITDA	9,775	12,409	13,526	8,826	7,024	16,043	12,569	10,036
Basic EPS	(0.07)	(0.11)	0.35	(0.09)	(0.82)	0.20	0.27	0.24
Diluted EPS	(0.07)	(0.11)	0.32	(0.09)	(0.82)	0.19	0.26	0.24
As a percentage of sales:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	16.3%	14.8%	14.2%	15.9%	14.8%	16.9%	16.8%	16.3%
Adjusted EBITDA	11.0%	10.5%	9.2%	8.0%	7.4%	11.5%	10.4%	8.3%

Adjusted EBITDA represents net income or loss before interest expense, income tax expense, depreciation and amortization of intangibles, change in the fair value of derivatives, loss (gain) on foreign currency transactions, restructuring expenses, certain professional fees, stock-based compensation expense, management fees paid to CHS, loss on extinguishment of debt, and public offering related costs.   Disclosure in this Annual Report on Form 10-K of Adjusted EBITDA,  which is a “non-GAAP financial measure,” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA should not be considered as an alternatives to net income (loss), income (loss) from continuing operations, earnings per share or any other performance measures derived in accordance with GAAP. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items.

We believe this measure is meaningful to our investors to enhance their understanding of our financial performance. Although Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs, we understand that it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance and to compare our performance with the performance of other companies that report Adjusted EBITDA. Adjusted EBITDA should be considered in addition to, not as a substitute for, net income (loss), income (loss) from continuing operations, earnings per share and other measures of financial performance reported in accordance with GAAP. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The following table reconciles net income (loss) from continuing operations to Adjusted EBITDA for the periods presented in this table and elsewhere in this Annual Report on Form 10-K.

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands)
Net (loss) income attributable to GSE Holding, Inc.	$(731)	$(1,183)	$3,804	$(937)	$(12,766)	$3,796	$5,240	$4,814
(Income) loss from discontinued operations, net of income tax	(386)	379	(76)	(53)	321	(80)	170	51
Professional fees(a)	–	–	–	–	–	559	–	–
Management fees(b)	500	504	516	554	215	14	–
Loss on extinguishment of debt(c)	–	2,016	–	–	–	1,555	–	–
Public offering related costs(d)	–	–	–	–	9,655	–	–	–
Public offering related interest expense(e)	–	–	–	–	1,470	–	–	–
Interest expense, net of interest rate swap	4,841	5,480	4,662	5,105	4,277	3,890	3,199	3,961
Income tax expense (benefit)	127	1,074	1,200	1,089	649	2,078	756	(3,127)
Depreciation and amortization expense	3,045	3,127	3,168	3,458	3,545	3,522	3,618	3,611
Foreign exchange (gain) loss(f)	1,290	363	(1,617)	(604)	(572)	631	(571)	53
Restructuring expense(g)	355	–	26	569	60	33	–	–
Professional fees(h)	651	649	1,843	(431)	37	–	–	460
Stock-based compensation expense(i)	75	–	–	–	–	35	112	213
Other(j)	8	–	–	76	133	10	45	–
Adjusted EBITDA	$9,775	$12,409	$13,526	$8,826	$7,024	$16,043	$12,569	$10,036

(a)	Represents professional fees associated with an unsuccessful acquisition.

(b)	Represents CHS management fees that terminated in connection with our IPO.

(c)
Represents the loss recognized in connection with the refinancing of our Senior Notes in 2011.  For 2012, represents the loss recognized in connection with the repayment of the Second Lien Term Loan.  For a description of these transactions, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Description of Long Term Indebtedness.”

(d)
Represents stock based-compensation expense of compensation costs of $6.6 million related to IPO bonuses that were paid in cash ($2.3 million) and fully vested common stock ($4.3 million) to certain key executives and directors, and $3.0 million related to the termination of our management agreement with CHS.

(e)	Represents the write-off of unamortized debt issuance cost and discount as well as the prepayment penalty recognized in connection with the repayment of the Second Lien Term Loan.

(f)	Primarily related to gains and losses incurred on purchases, sales, intercompany loans and dividends denominated in non-functional currencies.

(g)	Represents severance costs primarily related to the exit of two members of executive management in 2011.

(h)	Represents consulting fees primarily in 2011 and acquisition related fees primarily in 2012.

(i)	Represents the compensation expense attributable to each respective period based on the calculated value of employee stock options.

(j)	Relates primarily to gains and losses on asset sales. For the fourth quarter of 2011, primarily represents the mark-to-market change in the value of three interest rate swaps.

Liquidity and Capital Resources

General

Our cash flow from operations serves as a source of liquidity to the extent available. We generally have positive cash flow from operations in the summer months due to increased sales during this period. We also rely on borrowings under our Senior Secured Credit Facilities and other financing arrangements as our primary source of liquidity. See “Description of Long-Term Indebtedness” for a description of our long-term debt. Our primary liquidity needs are to finance working capital, capital expenditures and debt service. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

We believe that our cash on hand, together with the availability of borrowings under our Senior Secured Credit Facilities and other financing arrangements, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on our indebtedness for at least the next twelve months.

Cash and Cash Equivalents

As of December 31, 2012, we had $18.1 million in cash and cash equivalents, an increase of $9.0 million from December 31, 2011 cash and cash equivalents of $9.1 million. This increase was primarily related to net cash provided by financing activities of $36.7 million, partially offset by net cash used in investing activities of $26.1 million and operating activities of $1.7 million. We maintain cash and cash equivalents at various financial institutions located in the United States, Germany, Thailand, Egypt and Chile. $1.3 million, or 7.2%, was held in domestic accounts with various institutions and approximately $16.8 million, or 92.8%, was held in accounts outside of the United States with various financial institutions.

In general, when an entity in a foreign jurisdiction repatriates cash to the United States, the amount of such cash is treated as a dividend taxable at current U.S. tax rates. We have not historically repatriated the earnings of any of our foreign subsidiaries, and we currently believe our foreign earnings are permanently reinvested. If we were to repatriate earnings from our foreign subsidiaries in the future, we would be subject to U.S. income taxes upon the distribution of cash to us from our non-U.S. subsidiaries. However, our tax attributes may be available to reduce the amount of the additional tax liability. The U.S. tax effects of potential dividends and related foreign tax credits associated with earnings indefinitely reinvested have not been realized pursuant to ASC-740-10, “Income Taxes”. Upon distribution we will be subject to U.S. income taxes.

Description of Long-Term Indebtedness

First Lien Credit Facility –

On May 27, 2011, we entered into a five-year, $160.0 million first lien senior secured credit facility with General Electric Capital Corporation, Jefferies Finance LLC and the other financial institutions party thereto (as amended from time to time, the “First Lien Credit Facility”), consisting of $135.0 million of term loan commitments (as amended from time to time, the “First Lien Term Loan”) and $25.0 million of revolving loan commitments (as amended from time to time, the “Revolving Credit Facility”). On October 18, 2011, the Revolving Credit Facility was amended to increase the aggregate revolving loan commitments from $25.0 million to $35.0 million. On December 12, 2011, the First Lien Credit Facility was amended to, among other matters, modify the definition of “Change of Control” to reduce Code Hennessy & Simmons LLP (“CHS”) specified ownership percentage following the consummation of the IPO from 35% to 20%.  On April 18, 2012, the First Lien Credit Facility was further amended to increase the aggregate term loan commitments from $135.0 million to $157.0 million. We used the additional borrowing capacity under the term loan to repay in full all outstanding indebtedness under, and to terminate, the Second Lien Term Loan (as defined below) and to pay related fees and expenses. On September 19, 2012, we entered into a fourth amendment to the First Lien Credit Facility which increased the Capital Expenditure Limitation covenant as discussed below in “Restrictive Covenants.”  And, on January 25, 2013, we entered into a fifth amendment to the First Lien Credit Facility to provide more efficient capacity to move funds between foreign entities and clarify or correct certain other technical provisions in the agreement.

The First Lien Credit Facility matures in May 2016. Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, we pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of December 31, 2012, there was $168.2 million outstanding under the First Lien Credit Facility, consisting of $154.6 million in term loans and $13.6 million in revolving loans, and the weighted average interest rate on such loans was 7.18%.  We had $18.9 million of capacity under the Revolving Credit Facility after taking into account outstanding letters of credit of approximately $2.5 million.

Guarantees; Security.  The obligations under the First Lien Credit Facility are guaranteed on a senior secured basis by us and each of our existing and future wholly owned domestic subsidiaries, other than GSE International, Inc. and any other excluded subsidiaries. The obligations are secured by a first priority perfected security interest in substantially all of the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances under the First Lien Credit Facility.

Restrictive Covenants.  The First Lien Credit Facility contains various restrictive covenants that include, among other things, restrictions or limitations on our ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of its assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business we conduct. For the years ended December 31, 2012 and 2011, we were subject to a Total Leverage Ratio not to exceed 5.50:1.00 and 6.15:1.00, respectively, and an Interest Coverage Ratio of not less than 2.15:1.00 and 1.80:1.00, respectively.  For the years ended December 31, 2012 and 2011, we were also subject to a maximum Capital Expenditure Limitation of $21.7 million (excluding $8.5 million allowed for acquisition-related expenditures) and $17.5 million, respectively.  These ratios become progressively more restrictive over the term of the loans.  For the year ended December 31, 2013, we will be subject to a Total Leverage Ratio not to exceed 5.00:1.00 and an Interest Coverage Ratio of not less than 2.45:1.00.  For all periods presented, we were in compliance with all financial debt covenants under the existing agreements.

Second Lien Term Loan –

On May 27, 2011, we also entered into a 5.5 year, $40.0 million second lien senior secured credit facility consisting of $40.0 million of term loan commitments (the “Second Lien Term Loan”). The Second Lien Term Loan was repaid in full on April 18, 2012, and the arrangement was terminated.  In connection with this refinancing, we recorded a $1.6 million loss from extinguishment of debt, primarily related to the write-off of unamortized debt issuance cost and discount.

Capital Leases –

On August 17, 2012, we entered into an equipment financing arrangement with CapitalSource Bank.  The lease is a three-year lease for equipment cost up to $10.0 million.  As of December 31, 2012, there was $3.2 million outstanding under this lease arrangement, with monthly payments of $0.1 million and an implied interest rate of 7.09%.

During 2012, we entered into three other capitalized leases with commercial financial institutions. These leases are for a term of three to four years for equipment cost of $0.3 million with implied interest rates from 5.42% to 8.72%. As of December 31, 2012, there was approximately $0.2 million outstanding under these leases.

Non-Dollar Denominated Credit Facilities –

As of December 31, 2012, we had eight credit facilities at our international locations.

We had two credit facilities with German banks in the amount of EUR 6.0 million ($7.9 million). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of December 31, 2012, we had EUR 3.9 million ($5.1 million) available under these credit facilities with EUR 2.1 million ($2.8 million) of bank guarantees outstanding, and with no amounts outstanding under the lines of credit.

We had three credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.4 million). These credit facilities bear interest at various market rates and are primarily for cash management purposes. We had EGP 4.3 million ($0.7 million) available under these credit facilities with EGP 6.6 million ($1.1 million) of bank guarantees outstanding, and with EGP 4.1 million ($0.6 million) outstanding under the lines of credit as of December 31, 2012.

We had a BAHT 45.0 million ($1.5 million) revolving credit facility with Export-Import Bank of Thailand (“EXIM”), which has a termination date at the discretion of EXIM or us. This revolving credit facility bears interest at EXIM prime rate less 0.75% for BAHT borrowings and at LIBOR plus 3.5% for U.S. dollar borrowings. Repayments of principal are required within 90 days from the date of each draw down borrowing and interest is payable once a month on the last day of the month. The credit facility is secured by a BAHT 15.0 million ($0.5 million) cash deposit with EXIM. We had BAHT 45.0 million ($1.5 million) available under these credit facilities with no letters of credit or amounts outstanding under the line of credit as of December 31, 2012.

We had a BAHT 350.0 million ($11.4 million) Trade on Demand Financing (accounts receivable) facility with Thai Military Bank Public Company Limited (“TMB”).  This facility bears interest at LIBOR +1.75%, is unsecured and may be terminated at any time by either TMB or us. This facility permits us to borrow funds upon presentation of proper documentation of purchase orders or accounts receivable from our customers, in each case with a maximum term not to exceed 180 days. We maintain a bank account with TMB, assign rights to our accounts receivable used for borrowings under this facility, and instruct our customers to remit payments to our bank account with TMB.  TMB may, in its sole discretion, deduct or withhold funds from our bank account for settlement of any amounts owed by us under this facility. We had BAHT 350.0 million ($11.4 million) available under this facility with no amounts outstanding as of December 31, 2012.

    We had a RMB 2.1 million ($0.3 million) temporary credit facility with China Construction Bank (“CCB”), which has a termination date of January 23, 2013 and an interest rate of 5.6%. The sole purpose of this credit facility was to provide funds, which originated in China, to be deposited with the Chinese Land Bureau (“CLB”), to permit us to bid on the land use right for our new manufacturing facility in Suzhou, Jiangsu Province, China. On January 23, 2013 CLB refunded the deposit to us upon the successful completion of the bid process on the land use right, and we repaid RMB 2.1 million ($0.3 million) to CCB.

Cash Flow Analysis

A summary of operating, investing and financing activities are shown in the following table:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)

Net cash used in operating activities – continuing operations	$(1,530)	$(4,123)	$(26,541)
Net cash provided by (used in) operating activities – discontinued operations	(142)	5,010	(3,219)
Net cash used in investing activities – continuing operations	(26,104)	(11,662)	(3,337)
Net cash provided by investing activities – discontinued operations	–	–	2,284
Net cash provided by financing activities – continuing operations	36,698	4,702	25,691
Net cash used in financing activities – discontinued operations	–	(650)	–
Effect of exchange rate changes on cash – continuing operations	27	611	(228)
Effect of exchange rate changes on cash – discontinued operations	43	4	(280)
(Increase) decrease in cash and cash equivalents	8,992	(6,108)	(5,630)
Cash and cash equivalents at end of period	$18,068	$9,076	$15,184

Net Cash From Operating Activities

Net cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, and the effect of changes in working capital.

Net cash used in operating activities was $1.5 million for the year ended December 31, 2012 compared to $4.1 million in the year ended December 31, 2011. The $2.6 million decrease in cash used in operating activities was due partially to a slight increase in net income and higher non-cash expense items during the year ended December 31, 2012 as compared with the prior year.

Net cash used in operating activities was $4.1 million for the year ended December 31, 2011 compared to $26.5 million in the year ended December 31, 2010. The $22.4 million decrease in cash used in operating activities was primarily due to generating net income of $1.0 million, an increase of $17.7 million over 2010.

Net Cash From Investing Activities

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

Net cash used in investing activities during the year ended December 31, 2012 was $26.1 million compared to $11.7 million during the year ended December 31, 2011. Capital expenditures during the year ended December 31, 2012 consisted of $22.5 million of growth expenditures (which includes $8.5 million  related to a strategic acquisition of production equipment) and $3.6 million of maintenance expenditures.  Capital expenditures during the year ended December 31, 2011 consisted of $3.3 million of growth expenditures, $3.3 million of maintenance expenditures and $5.1 million related to improving the functionality of our ERP system.  Net cash used in investing activities during the year ended December 31, 2010 was  $3.3 million consisting of $0.8 million in growth capital expenditures, $2.0 million of maintenance expenditures and $0.5 million related to improving the functionality of our ERP system.

Net Cash From Financing Activities

Net cash provided by (used in) financing activities consists primarily of borrowings and repayments related to our credit facilities, fees and expenses paid in connection with our credit facilities and, in 2012, proceeds from our IPO.

Net cash provided by financing activities was $36.7 million during the year ended December 31, 2012 compared to $4.7 million during the year ended December 31, 2011. This change was attributable primarily to the $65.9 million of net proceeds received from our IPO and $126.3 million in gross borrowings under lines of credit and long-term debt, partially offset by $154.8 million in debt repayments.

Net cash provided by financing activities was $4.7 million during the year ended December 31, 2011 compared to $25.7 million during the year ended December 31, 2010. This change was attributable primarily to the refinancing of our old revolving credit facility and Senior Notes with a portion of the net proceeds from our Senior Secured Credit Facilities.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Contractual Obligations

Contractual Obligations as of December 31, 2012

The following table represents a summary of our estimated future payments under contractual cash obligations as of December 31, 2012.

Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations:
Long-Term Debt(1)	$171,970	$3,147	$5,352	$163,471	$—
Interest Payments(2)	43,914	12,105	24,194	7,615	—
Operating Leases(3)	2,513	544	820	173	976
Total	$218,397	$15,796	$30,366	$171,259	$976
____________

(1)	Represents principal payments on our First Lien Credit Facility and other long-term debt as of December 31, 2012.

(2)	Represents interest payments on our First Lien Credit Facility at 7.18% and other long-term debt at their respective stated interest rates, which averaged 7.10%.

(3)	We enter into operating leases in the normal course of business. Our operating leases include the leases of certain of our manufacturing and warehouse facilities.

Contingencies

The Company is a party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes it is not reasonably possible that resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on their financial condition, results of operations or cash flows.

In addition, we provide our customers limited material product warranties. Our limited product warranties are typically five years but occasionally extend up to 20 years. These warranties are generally limited to repair or replacement of defective products or workmanship, often on a prorated basis, up to the dollar amount of the original order. In some foreign orders, we may be required to provide the customer with specified contractual limited warranties as to material quality. Our product warranty liability in many foreign countries is dictated by local laws in addition to the warranty specified in the orders. Failure of our products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources, product replacement or monetary reimbursement to a customer. We have received warranty claims in the past, and we expect to continue to receive them in the future. Warranty claims are not covered by insurance, and substantial warranty claims in any period could have a material adverse effect on our financial condition, results of operations or cash flows as well as on our reputation. See Item 8, note 15, “Commitments and Contingencies,” to our consolidated financial statements.

Furthermore, in certain direct sales and raw material acquisition situations, we are required to post performance bonds or bank guarantees as part of the contractual guarantee for performance. The performance bonds or bank guarantees can be in the full amount of the orders. To date we have not received any claims against any of the posted securities, most of which terminate at the final completion date of the orders. As of December 31, 2012, we had $9.3 million of bonds outstanding and $6.3 million of guarantees issued under bank lines.

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

We believe our foreign undistributed earnings are permanently reinvested; accordingly, no provision has been made for U.S. taxes or foreign withholding taxes. Any changes to our repatriation assumptions could require us to record additional deferred tax liabilities.

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

Our reporting units are the same as our operating segments: Europe Africa, North America, Asia Pacific, Latin America and the Middle East. Goodwill allocated to Europe Africa, North America, Asia Pacific, and Latin America  is approximately $26.4 million, $22.8 million, $5.2 million, and $4.5 million, respectively, as of December 31, 2012. The fair value exceeds the carrying value of net assets by approximately 14%, 5%, 124% and 112% for Europe Africa, North America, Asia Pacific, and Latin America, respectively, as of October 1, 2012, the date of our last impairment analysis.

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

Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are measured at their respective grant date calculated fair values, and expensed in our consolidated statements of operations over the requisite service period (generally the grant’s vesting period).

The value of each option award is estimated on its respective grant date using the Black-Scholes option pricing model. The application of the Black-Scholes option pricing model valuation model involves assumptions that are judgmental and sensitive, which affects compensation expense related to these awards, including the value of our common stock, the risk-free interest rate, expected option life, expected volatility and expected dividend yield. The expected option life is based on our best estimate of the anticipated exercise activity for the grants, taking into consideration historical exercise patterns for previous grants to the extent we believe that such information is predictive. Expected volatility is based on our trading history subsequent to becoming a public company.

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

We recognize revenue relating to contracts for the design and installation of geosynthetic containment solutions using the percentage of completion method. Revenue recognized under the percentage of completion method was $10.1 million for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

We qualify as an emerging growth company under Section 109 of the JOBS Act. An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, are compliant with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. Section 108 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment, to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this ASU for its 2012 goodwill impairment testing, and it did not have a material impact on our results of operations, financial position or cash flows.

In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income: Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. We adopted this ASU in 2012 and it resulted in a presentation change in the “Consolidated Statements of Operations and Comprehensive Income (Loss)”.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011. We adopted this ASU in 2012 and it resulted in a disclosure change in our “Notes to Consolidated Financial Statements”.

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

In May 2011, we refinanced $150.0 million in Senior Notes as well as $27.0 million in borrowings under our old revolving credit facility with a portion of the proceeds from the Senior Secured Credit Facilities.  Borrowings under each of the Senior Secured Credit Facilities bears interest at a floating rate based on LIBOR or Prime, at our option. At December 31, 2012, we had $168.2 million in outstanding borrowings under these new facilities consisting of $154.6 million in term loans and $13.6 million in revolving loans at a weighted average interest rate of 7.18%.

Our results of operations and cash flows would be affected by changes in the applicable underlying benchmark interest rates due to the impact such changes would have on the interest payable on variable-rate debt outstanding under the Senior Secured Credit Facilities and, to the extent applicable, our interest rate-related derivative instruments. Holding other variables constant, including levels of indebtedness under the Senior Secured Credit Facilities, a 50 basis point increase in interest rates would result in an increase of approximately $0.8 million in annual interest expense.

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

The total foreign currency transaction gains attributable to non-functional currency purchases and sales, and intercompany loans and dividends was $0.5 million, $0.6 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, representing less than 0.5% of net sales and cost of products. Given the relative size of these gains and losses, we do not believe that any reasonable near-term changes in applicable rates would have a material impact on our result of operations.

We did not enter into any foreign currency hedging transactions in the years ended December 31, 2012 and 2011, nor do we anticipate using derivative instruments to manage foreign currency exchange rate risk in the foreseeable future.

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

Raw Material Supply and Price Risk

Our primary raw materials used in the production of our products are polyethylene resins. As these resins are petroleum-based materials, changes in the price of feedstocks, such as crude oil or natural gas, as well as changes in market supply and demand may cause the cost of these resins to fluctuate significantly. During 2012 and 2011, raw material cost accounted for approximately 83% and 81% of our cost of products, respectively. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect changes in the cost of resins in our products’ selling prices in an efficient manner, passing the increase on to our customers, contributes to the management of our overall supply price risk and its potential impact on our results of operations.

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

Holding all other variables constant, a 1.0% increase in resin prices would have increased cost of products by approximately $3.4 million, based on our consolidated 2012 sales volume.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GSE Holding, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of GSE Holding, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSE Holding, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Houston, Texas
March 28, 2013

GSE Holding, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$18,068	$9,076
Accounts receivable:
Trade, net of allowance for doubtful accounts of $869 and $1,736	96,987	80,705
Other	3,626	3,054
Inventory, net	64,398	58,109
Deferred income taxes	1,111	935
Prepaid expenses and other	6,681	5,741
Income taxes receivable	1,538	2,447
Total current assets	192,409	160,067
Property, plant and equipment, net	70,172	57,270
Goodwill	58,895	58,895
Intangible assets, net	1,549	2,727
Deferred income taxes	5,858	2,519
Deferred debt issuance costs, net	7,003	8,387
Other assets	212	2,561
TOTAL ASSETS	$336,098	$292,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,632	$34,848
Accrued liabilities and other	20,198	22,812
Short-term debt	985	2,864
Current portion of long-term debt	3,147	2,709
Income taxes payable	1,691	964
Deferred income taxes	1,156	1,135
Total current liabilities	63,809	65,332
Other liabilities	1,211	1,124
Deferred income taxes	1,078	1,416
Long-term debt, net of current portion	167,282	192,885
Total liabilities	233,380	260,757
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 19,846,684 and 10,809,987 shares issued and outstanding at December 31, 2012 and 2011, respectively	198	108
Additional paid-in capital	130,617	61,407
Accumulated deficit	(28,372)	(29,456)
Accumulated other comprehensive income (loss)	275	(390)
Total stockholders’ equity	102,718	31,669
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$336,098	$292,426

The accompanying notes are an integral part of these consolidated financial statements.

GSE Holding, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

Net sales	$476,644	$464,451	$342,783
Cost of products	398,955	393,944	298,900
Gross profit	77,689	70,507	43,883
Selling, general and administrative expenses	49,326	44,474	40,078
Public offering related costs	9,655	–	–
Amortization of intangibles	1,182	1,379	2,284
Operating income	17,526	24,654	1,521
Other expenses (income):
Interest expense, net	16,797	20,081	19,454
Foreign currency transaction gains	(459)	(568)	(1,386)
Loss on extinguishment of debt	1,555	2,016	–
Other income, net	(2,269)	(1,182)	(2,134)
Income (loss) from continuing operations before income taxes	1,902	4,307	(14,413)
Income tax (benefit) provision	356	3,490	(2,069)
Income (loss) from continuing operations	1,546	817	(12,344)
Income (loss) from discontinued operations, net of taxes	(462)	136	(4,428)
Net income (loss)	1,084	953	(16,772)
Non-controlling interest in consolidated subsidiary	–	–	25
Net income (loss) attributable to GSE Holding, Inc.	1,084	953	(16,747)
Other comprehensive income (loss):
Foreign currency translation adjustment	665	(2,125)	(3,902)
Comprehensive income (loss)	$1,749	$(1,172)	$(20,649)

Basic net income (loss) per common share:
Continuing operations	$0.08	$0.08	$(1.14)
Discontinued operations	(0.02)	0.01	(0.41)
	$0.06	$0.09	$(1.55)
Diluted net income (loss) per common share:
Continuing operations	$0.08	$0.07	$(1.14)
Discontinued operations	(0.02)	0.01	(0.41)
	$0.06	$0.08	$(1.55)
Basic weighted-average common shares outstanding	18,407	10,810	10,810
Diluted weighted-average common shares outstanding	19,336	11,841	10,810

The accompanying notes are an integral part of these consolidated financial statements.

GSE Holding, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
Balance at December 31, 2009	10,809,987	$108	$61,265	$(13,662)	$5,637	$1,259	$54,607
Net loss.	–	–	–	(16,747)	–	–	(16,747)
Non-controlling interest in consolidated subsidiaries	–	–	–	–	–	52	52
Foreign currency translation adjustment	–	–	–	–	(3,902)	–	(3,902)
Disposition of non-controlling interest in consolidated subsidiaries	–	–	–	–	–	(1,311)	(1,311)
Stock-based compensation	–	–	67	–	–	–	67
Balance at December 31, 2010	10,809,987	108	61,332	(30,409)	1,735	–	32,766
Net income	–	–	–	953	–	–	953
Foreign currency translation adjustment	–	–	–	–	(2,125)	–	(2,125)
Stock-based compensation	–	–	75	–	–	–	75
Balance at December 31, 2011	10,809,987	108	61,407	(29,456)	(390)	–	31,669
Net income	–	–	–	1,084	–	–	1,084
Foreign currency translation adjustment	–	–	–	–	665	–	665
Initial public offering	8,050,000	81	63,535	–	–	–	63,616
Stock option exercises	438,612	4	1,014				1,018
Stock-based compensation	548,085	5	4,661	–	–	–	4,666
Balance at December 31, 2012	19,846,684	$198	$130,617	$(28,372)	$275	$–	$102,718

The accompanying notes are an integral part of these consolidated financial statements.

GSE Holding, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$1,084	$953	$(16,772)
(Income) loss from discontinued operations	462	(136)	4,428
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	13,114	11,419	10,416
Amortization of debt issuance costs	2,418	2,025	1,844
Amortization of intangible assets	1,182	1,379	2,284
Amortization of premium/discount on senior notes	935	744	(40)
Loss on extinguishment of debt	1,555	2,016	—
Deferred income tax (benefit) provision	(3,862)	683	(1,854)
Stock-based compensation	4,666	75	67
Revaluation of non-dollar denominated debt	340	(815)	345
Other	176	75	116
Change in cash from operating assets and liabilities:
Accounts receivable	(16,757)	(16,498)	(24,539)
Inventory	(6,288)	(7,463)	(19,561)
Prepaid expenses and other	(1,781)	550	(6,837)
Accounts payable	1,878	395	12,827
Accrued liabilities	(1,398)	741	8,164
Income taxes (receivable) payable	1,235	(1,243)	2,615
Other assets and liabilities	(489)	977	(44)
Net cash used in operating activities – continuing operations	(1,530)	(4,123)	(26,541)
Net cash provided by (used in) operating activities – discontinued operations	(142)	5,010	(3,219)
Net cash provided by (used in) operating activities	(1,672)	887	(29,760)
Cash flows from investing activities:
Purchase of property, plant and equipment	(26,137)	(11,694)	(3,337)
Proceeds from the sale of assets	33	32	–
Net cash used in investing activities – continuing operations	(26,104)	(11,662)	(3,337)
Net cash provided by investing activities – discontinued operations	–	–	2,284
Net cash used in investing activities	(26,104)	(11,662)	(1,053)
Cash flows from financing activities:
Proceeds from lines of credit	100,635	86,948	137,865
Repayments of lines of credit	(110,490)	(90,667)	(109,918)
Proceeds from long-term debt	25,674	173,083	—
Repayments of long-term debt	(44,318)	(153,172)	(2,256)
Net proceeds from initial public offering	65,927	—	—
Payments for debt issuance costs	(1,748)	(9,179)	—
Payments for public offering costs	—	(2,311)	—
Proceeds from the exercise of stock options	1,018	—	—
Net cash provided by financing activities – continuing operations	36,698	4,702	25,691
Net cash used in financing activities – discontinued operations	—	(650)	—
Net cash provided by financing activities	36,698	4,052	25,691
Effect of exchange rate changes on cash – continuing operations	27	611	(228)
Effect of exchange rate changes on cash – discontinued operations	43	4	(280)
Net increase (decrease) in cash and cash equivalents	8,992	(6,108)	(5,630)
Cash and cash equivalents at beginning of year	9,076	15,184	20,814
Cash and cash equivalents at end of year	$18,068	$9,076	$15,184
Supplemental cash flow disclosure:
Cash paid for interest	$15,840	$15,626	$16,341
Cash paid for income taxes	$1,375	$2,643	$22

The accompanying notes are an integral part of these consolidated financial statements.

GSE Holding, Inc.
Notes to Consolidated Financial Statements

1. Nature of Business —

Organization and Description of Business —

GSE Holding, Inc. (the “Company”) is a leading global manufacturer and marketer of highly engineered geosynthetic lining products for environmental protection and confinement applications. These lining products are used in a wide range of infrastructure end markets such as mining, environmental containment, liquid containment (including water infrastructure, agriculture and aquaculture and industrial wastewater treatment applications), coal ash containment and oil and gas. The Company offers a full range of products, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles, and other specialty products. The Company generates the majority of its sales outside of the United States, including emerging markets in Asia, Latin America, Africa and the Middle East. Its comprehensive product offering and global infrastructure, along with its extensive relationships with customers and end-users, provide it with access to high-growth markets worldwide, visibility into upcoming projects and the flexibility to serve customers regardless of geographic location. The Company believes that its market share, broad product offering, strong customer relationships, diverse end markets and global presence provide it with key competitive advantages in the environmental geosynthetic products industry. The Company manufactures its products at facilities located in the United States, Germany, Thailand, Chile and Egypt.

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

2. Summary of Significant Accounting Policies —

Consolidation and Basis of Presentation —

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries for which the Company controls the operating activities. All material intercompany balances and transactions have been eliminated in consolidation.

Prior to the sale of its less than wholly-owned subsidiary, the Company reported the earnings attributable to non-controlling interests as an adjustment to net income (loss) to arrive at net income (loss) attributable to GSE Holding, Inc. in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The following provides changes in the Company’s accounts receivable allowances for the years ended December 31, 2010, 2011 and 2012:

(in thousands)
	Balance at the beginning of the year	Charged to expense	Write-offs	Balance at the end of the year
December 31, 2010	$3,655	$(61)	$(1,662)	$1,932
December 31, 2011	$1,932	$362	$(558)	$1,736
December 31, 2012	$1,736	$1,155	$(2,022)	$869

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

Property, Plant and Equipment —

Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method, based on the estimated useful lives of the respective assets, which generally range from three to 30 years. Depreciation expense continues to be recognized when facilities or equipment are temporarily idled. Costs of additions and major improvements are capitalized, whereas maintenance and repairs which do not improve or extend the life of the asset are charged to expense as incurred. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and net proceeds realized thereon. Interest costs incurred in connection with construction of qualifying assets are capitalized and depreciated over the useful life of the asset. The Company makes use of judgments and estimates in conjunction with accounting for property, plant and equipment, including amounts to be capitalized, depreciation methods and useful lives.

 Capitalized costs associated with software developed for internal use include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post-implementation stages, are expensed as incurred. Cost incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stage of internal-use software development projects. The Company reviews any impairment of the capitalized costs on a periodic basis. The Company amortizes such costs over the estimated useful life of the software, which is three years once the software has been placed in service. The Company capitalized software development costs of approximately $0.4 million, $5.4 million and $0 in 2012, 2011 and 2010, respectively. Amortization expense related to capitalized software development costs was approximately $2.4 million, $1.4 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Impairment of Long-Lived Assets —

Carrying values of property, plant and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Such events or circumstances include, but are not limited to:

•	Significant declines in an asset’s market price;

•	Significant deterioration in an asset’s physical condition;

•	Significant changes in the nature or extent of an asset’s use or operation;

•	Significant adverse changes in the business climate that could impact an asset’s value, including adverse actions or assessments by regulators;

•	Accumulation of costs significantly in excess of original expectations related to the acquisition or construction of an asset;

•	Current-period operating or cash flow losses combined with a history of such losses or a forecast that demonstrates continuing losses associated with an asset’s use; and

•	Expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Goodwill and Impairment Testing —

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. The goodwill impairment analysis is comprised of two steps. The first step requires the comparison of the fair value of the applicable reporting unit to its respective carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company would not be required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

The Company’s annual assessment date is as of October 1.  With respect to this testing, a reportable segment is a majority owned subsidiary of the Company for which discrete financial information is available and regularly reviewed by management. Future cash flows are typically based upon a five-year future period for the business and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period. No impairment was necessary in 2012, 2011 or 2010.

Deferred Financing Costs —

Debt issuance costs are capitalized and amortized to interest expense using the effective interest rate method over the period the related debt is anticipated to be outstanding.

Warranty Costs —

The Company’s geosynthetic products are sold and installed with specified limited warranties as to material quality and workmanship that typically extend 5 years, but may extend up to 20 years. The Company accrues a warranty reserve based on historical warranty claims. The reserve for these costs, along with other risk-based reserves, is included in the self-insurance reserves (see Notes 8 and 15).

Revenue Recognition —

The Company recognizes revenues for products sold directly to customers when products are shipped, title and risk of loss passes to the buyer, the Company has no further obligation to the buyer, and collectability is reasonably assured.

The Company recognizes revenue relating to contracts for the design and installation of geosynthetic containment solutions using the percentage of completion method. Revenue recognized under the percentage of completion method was $10.1 million, $9.9 million and $8.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Foreign Currency —

Results of operations for the Company’s Europe Africa and Middle East subsidiaries have functional currencies other than the U.S. dollar are translated using average exchange rates during the year. Assets and liabilities of these subsidiaries are translated using the exchange rates in effect at the balance sheet date and the resulting translation adjustments are recognized as a separate component of comprehensive income (loss).

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

In connection with contracts performed outside of the United States, the Company routinely bids fixed-price contracts denominated in currencies different than the functional currency of the applicable subsidiary performing the work. The Company recognizes that such bidding practices, in the context of international operations, are subject to the risk of foreign currency fluctuations not present in domestic operations. Gains and losses related to these contracts are included in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

3.  Recent Accounting Pronouncements —

The Company qualifies as an emerging growth company under Section 109 of the JOBS Act. An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company has chosen to “opt out” of such extended transition period, and as a result, is compliant with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. Section 108 of the JOBS Act provides that this decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment, to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this ASU for its 2012 goodwill impairment testing, and it did not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income: Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted this ASU in 2012 and it resulted in a presentation change in the “Consolidated Statements of Operations and Comprehensive Income (Loss)”.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011. The Company adopted this ASU in 2012 and it resulted in a disclosure change in the Company’s “Notes to Consolidated Financial Statements”.

4. Net Income (Loss) per Share —

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

The Company recorded a net loss for the year ended December 31, 2010. Potential common shares are anti-dilutive in periods which the Company records a net loss because they would reduce the respective period’s net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share. As a result, net diluted loss per share was equal to basic net loss per share in the year ended December 31, 2010. There were approximately 459,000 stock options outstanding at December 31, 2010 of which 333,600 had exercise prices lower than the average price of Company common shares. These in-the-money options would have been included in the calculation of diluted earnings per share had the Company not reported a net loss in that year. There were 200,650 and 0 stock options outstanding as of December 31, 2012 and 2011, respectively, which were considered to be anti-dilutive due to the exercise prices were greater than the average price of Company common shares, and were excluded from the calculation of diluted earnings per share.

The basic and diluted net income (loss) per share calculations are presented below (in thousands, except for per share amounts):

	For the year ended December 31,
	2012	2011	2010
Net income (loss) attributable to Company common stockholders:
From continuing operations	$1,546	$817	$(12,319)
From discontinued operation	(462)	136	(4,428)
	$1,084	$953	$(16,747)
Common share information:
Weighted-average common shares outstanding – basic	18,407	10,810	10,810
Dilutive effect of employee stock options	929	1,031	–
Weighted-average common shares outstanding – dilutive	19,336	11,841	10,810
Basic net income (loss) per share:
Continuing operations	$0.08	$0.08	$(1.14)
Discontinued operations	(0.02)	0.01	(0.41)
	$0.06	$0.09	$(1.55)
Diluted net income (loss) per share:
Continuing operations	$0.08	$0.07	$(1.14)
Discontinued operations	(0.02)	0.01	(0.41)
	$0.06	$0.08	$(1.55)

5. Inventory —

Inventory consisted of the following at December 31:

	2012	2011
	(in thousands)
Raw materials	$31,563	$24,479
Finished goods	30,849	31,732
Supplies	4,424	4,996
Obsolescence and slow moving allowance	(2,438)	(3,098)
	$64,398	$58,109

6. Property, Plant and Equipment —

Property, plant and equipment consisted of the following at December 31:

	Useful lives years	2012	2011
		(in thousands)
Land		$4,832	$4,820
Buildings and improvements	7-30	29,515	24,022
Machinery and equipment	3-10	117,852	97,524
Software	3	8,400	8,025
Furniture and fixtures	3-5	785	720
		161,384	135,111
Less – accumulated depreciation and amortization		(91,212)	(77,841)
		$70,172	$57,270

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $13.1 million, $11.4 million and $10.4 million, respectively.

During 2012, $0.8 million of interest was capitalized in the consolidated financial statements.  There was no interest capitalized during 2011 or 2010.

7. Intangible Assets, net —

Customer lists and other intangible assets consisted of the following at December 31:

	Useful lives years	2012	2011
		(in thousands)
Customer lists	5-10	$25,449	$25,307
Non-compete agreements	5-10	2,469	2,469
Other	1	363	363
		28,281	28,139
Less accumulated amortization		(26,732)	(25,412)
Intangible assets, net		$1,549	$2,727

Amortization expense for intangible assets during the years ended December 31, 2012, 2011 and 2010 was approximately $1.2 million, $1.4 million and $2.3 million, respectively.

Remaining amortization expense is expected to be recognized as $1.1 million and $0.4 million in the years ending December 31, 2013 and 2014, respectively.

8. Accrued Liabilities and Other —

Accrued liabilities and other consisted of the following at December 31:

	2012	2011
	(in thousands)
Customer prepayments	$759	$167
Accrued operating expenses	5,951	2,591
Self-insurance reserves	1,758	3,167
Compensation and benefits	6,786	6,096
Accrued interest	2,522	4,026
Taxes, other than income	2,023	2,025
Other accrued liabilities	399	4,740
	$20,198	$22,812

9. Long-Term Debt —

Long-term debt consisted of the following at December 31:

	2012	2011
	(in thousands)
First Lien Credit Facility	$168,177	$155,982
Second Lien Term Loan, including payment in kind (“PIK”) interest	–	40,488
Capital Lease – CapitalSource Bank	3,156	–
Other Capital Leases	230	–
Term Loan – German bank	407	702
Term Loan – Thailand bank	−	1,097
	171,970	198,269
Less – current maturities	(3,147)	(2,709)
Unamortized discounts on first lien and second lien loans	(1,541)	(2,675)
	$167,282	$192,885

The following summarizes the maturities of the Company’s long-term debt outstanding as of December 31, 2012, excluding the unamortized premium on the senior notes which will not result in cash payments:

Year Ending December 31,	Amount
(in thousands)
2013	$3,147
2014	3,000
2015	2,351
2016	163,472
$171,970

First Lien Credit Facility —

On May 27, 2011, the Company entered into a five-year, $160.0 million first lien senior secured credit facility with General Electric Capital Corporation, Jefferies Finance LLC and the other financial institutions party thereto (as amended from time to time, the “First Lien Credit Facility”), consisting of $135.0 million of term loan commitments (as amended from time to time, the “First Lien Term Loan”) and $25.0 million of revolving loan commitments (as amended from time to time, the “Revolving Credit Facility””). On October 18, 2011, the Revolving Credit Facility was amended to increase the aggregate revolving loan commitments from $25.0 million to $35.0 million. On December 12, 2011, the First Lien Credit Facility was amended to, among other matters, modify the definition of “Change of Control” to reduce Code Hennessy & Simmons LLP (“CHS”) specified ownership percentage following the consummation of the IPO from 35% to 20%.  On April 18, 2012, the First Lien Credit Facility was further amended to increase the aggregate term loan commitments from $135.0 million to $157.0 million. The Company used the additional borrowing capacity under the term loan to repay in full all outstanding indebtedness under, and to terminate, the Second Lien Term Loan (as defined below) and to pay related fees and expenses. On September 19, 2012, the Company entered into a fourth amendment to the First Lien Credit Facility, which increased the Capital Expenditure Limitation covenant as discussed below in “Restrictive Covenants.”  On January 25, 2013, the Company entered into a fifth amendment to its First Lien Credit Agreement to provide more efficient capacity to move funds between foreign entities and clarify or correct certain other technical provisions in the agreement.

The First Lien Credit Facility matures in May 2016. Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, the Company pays a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of December 31, 2012, there was $168.2 million outstanding under the First Lien Credit Facility consisting of $154.6 million in term loans and $13.6 million in revolving loans, and the weighted average interest rate on such loans was 7.18%.  The Company had $18.9 million of capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

Guarantees; Security.  The obligations under the First Lien Credit Facility are guaranteed on a senior secured basis by the Company and each of its existing and future wholly-owned domestic subsidiaries, other than GSE International, Inc. and any other excluded subsidiaries. The obligations are secured by a first priority perfected security interest in substantially all of the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances under the First Lien Credit Facility.

Restrictive Covenants.  The First Lien Credit Facility contains various restrictive covenants that include, among other things, restrictions or limitations on the Company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of its assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business the Company conducts. For the years ended December 31, 2012 and 2011, the Company was subject to a Total Leverage Ratio not to exceed 5.50:1.00 and 6.15:1.00, respectively, and an Interest Coverage Ratio of not less than 2.15:1.00 and 1.80:1.00, respectively.  For the years ended December 31, 2012 and 2011, the Company was also subject to a maximum Capital Expenditure Limitation of $21.7 million (excluding $8.5 million allowed for acquisition-related expenditures) and $17.5 million, respectively.  These ratios become progressively more restrictive over the term of the loans.  For all periods presented, the Company was in compliance with all financial debt covenants under the existing agreements.

Second Lien Term Loan —

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

Senior Notes and Revolving Credit Facility —
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

Capital Leases —

On August 17, 2012, the Company entered into an equipment financing arrangement with CapitalSource Bank.  The lease is a three-year lease for equipment cost up to $10.0 million.  As of December 31, 2012, there was $3.2 million outstanding under this lease arrangement, with monthly payments of $0.1 million and an implied interest rate of 7.09%.

During 2012, the Company entered into three other capitalized leases with commercial financial institutions. These leases are for a term of three to four years for equipment cost of $0.3 million with implied interest rates from 5.42% to 8.72%. As of December 31, 2012, there was approximately $0.2 million outstanding under these leases.

Non-Dollar Denominated Credit Facilities —

As of December 31, 2012, the Company had eight credit facilities at their international locations.

It had two credit facilities with German banks in the amount of EUR 6.0 million ($7.9 million). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of December 31, 2012, the Company had EUR 3.9 million ($5.1 million) available under these credit facilities with EUR 2.1 million ($2.8 million) of bank guarantees outstanding, and with no amounts outstanding under the lines of credit. In addition there was a EUR 0.3 million ($0.4 million) term loan with a German bank outstanding as of December 31, 2012, with a maturity date in March 2014.

The Company had three unsecured credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.4 million). These credit facilities bear interest at various market rates and are primarily for cash management purposes. The Company had EGP 4.3 million ($0.7 million) available under these credit facilities with EGP 6.6 million ($1.1 million) of bank guarantees outstanding, and with EGP 4.1 million ($0.6 million) outstanding under the lines of credit as of December 31, 2012.

The Company had a BAHT 45.0 million ($1.5 million) revolving credit facility with Export-Import Bank of Thailand (“EXIM”), which has a termination date at the discretion of EXIM or the Company. This revolving credit facility bears interest at EXIM prime rate less 0.75% for BAHT borrowings and at LIBOR plus 3.5% for U.S. dollar borrowings. Repayments of principal are required within 90 days from the date of each draw down borrowing and interest is payable once a month on the last day of the month. The credit facility is secured by a BAHT 15.0 million ($0.5 million) cash deposit with EXIM. The Company had BAHT 45.0 million ($1.5 million) available under these credit facilities with no letters of credit or amounts outstanding under the line of credit as of December 31, 2012.

The Company had a BAHT 350.0 million ($11.4 million) Trade on Demand Financing (accounts receivable) facility with Thai Military Bank Public Company Limited (“TMB”).  This facility bears interest at LIBOR +1.75%, is unsecured and may be terminated at any time by either TMB or the Company. This facility permits the Company to borrow funds upon presentation of proper documentation of purchase orders or accounts receivable from the Company’s customers, in each case with a maximum term not to exceed 180 days. The Company maintains a bank account with TMB, assigns rights to its accounts receivable used for borrowings under this facility, and instructs its customers to remit payments to the Company’s bank account with TMB.  TMB may, in its sole discretion, deduct or withhold funds from the Company’s bank account for settlement of any amounts owed by the Company under this facility. The Company had BAHT 350.0 million ($11.4 million) available under this facility with no amounts outstanding as of December 31, 2012.

The Company had a RMB 2.1 million ($0.3 million) temporary credit facility with China Construction Bank (“CCB”), which has a termination date of January 23, 2013 with an interest rate of 5.6%. The sole purpose of this credit facility was to provide funds, which originated in China, to be deposited with the Chinese Land Bureau (“CLB”), to permit the Company to bid on the land use right for its new manufacturing facility in Suzhou, Jiangsu Province, China. On January 23, 2013 CLB refunded the deposit to the Company upon the successful completion of the bid process on the land use right, and the Company repaid RMB 2.1 million ($0.3 million) to CCB.

10. Fair Value of Financial Instruments —

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of $172.0 million as of December 31, 2012 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

The Company has assets measured and recorded at fair value on a non-recurring basis.  These non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value only if an impairment charge is recognized.

11. Stock Options —

In connection with the Company’s public offering, it adopted the GSE 2011 Omnibus Incentive Compensation Plan, (the “2011 Plan”). The 2011 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company and its subsidiaries, are eligible for grants under the 2011 Plan.

The GEO Holdings Corp. 2004 Stock Option Plan (the “2004 Stock Option Plan”) became effective upon the consummation of the 2004 merger of the Company by CHS.  Under the 2004 Stock Option Plan, which was amended and restated in December 2008, the Board of Directors may from time to time grant up to 2,276,703 options to purchase our common stock to executives or other key employees or directors of GSE Holding and its subsidiaries. Both “nonqualified” stock options and “incentive” stock options may be granted under the 2004 Stock Option Plan with terms to be determined by our Board of Directors (or a committee thereof). As of December 31, 2012, options to purchase 1,284,639 shares of common stock were outstanding under the 2004 Stock Option Plan and options to purchase 553,452 shares of common stock remained available for issuance.

Stock-based compensation of $4.7 million, $0.1 million and $0.1 million was recognized in the years ended December 31, 2012, 2011 and 2010, respectively.  During the year ended December 31, 2012, $4.3 million of the stock-based compensation was related to 478,467 shares of fully vested common stock that was issued to certain key executives and directors in connection with the IPO.  The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants.

	2012	2011	2010
Risk Free Interest Rate	0.54%	1.0%	0.51%
Expected Life	4 years	3 years	3 years
Expected Volatility	45.9%	22.25%	24.56%
Expected Dividend Yield	0%	0%	0%
Weighted-average estimated fair value per option	$3.57	$0.65	$0.69

The expected life of the options granted is based on the Company’s best estimates and expectations related to the exercising of the options issued. There was no impact from estimated forfeitures on the compensation expense attributed to the awarded options.

The following table summarizes stock option activity for the three years ended December 31, 2012:

	Shares	Range of Exercise Price		Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2009	1,854,024	$0.67	$6.35	$2.63
Forfeited options	(234,858)	$5.90	$6.35	$6.15
Forfeited options reissued	43,452		$6.15	$6.15
Outstanding and exercisable at December 31, 2010	1,662,618	$0.67	$6.35	$2.42
Forfeited options	(39,288)	$5.90	$6.35	$6.19
Forfeited options reissued	108,630		$5.11	$5.11
Outstanding and exercisable at December 31, 2011	1,731,960	$0.67	$6.35	$2.50
Options granted	200,650		$11.57	$11.57
Options exercised	(438,612)	$0.67	$6.35	$2.32
Forfeited or expired options	(13,709)	$6.15	$11.57	$8.13
Outstanding and exercisable at December 31, 2012	1,480,289	$0.67	$11.57	$3.73

All outstanding stock options are held by employees and former employees of the Company and have an expiration date of 10 years from the date of grant. At December 31, 2012, the average remaining contractual life of options outstanding and exercisable was 2.6 years.  There was no unrecognized compensation expense as of December 31, 2012.

The intrinsic value of options exercised during 2012 was $2.5 million. As of December 31, 2012, the intrinsic value of options outstanding and exercisable was $4.7 million. The intrinsic value of a stock option is the difference between the estimated fair value of the underlying common stock and the exercise price of the option.

12. Income Taxes —

Domestic and foreign income (loss) from continuing operations before income taxes were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$(4,720)	$(5,488)	$(19,440)
Foreign	6,622	9,795	5,027
Total	$1,902	$4,307	$(14,413)

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2012		2011		2010
Current expense (benefit):
U.S.
Federal	$	−	$	−	$(2,346)
State		100		65	137
Total U.S.		100		65	(2,209)
Foreign		3,412		2,861	1,834
Total current		3,512		2,926	(375)
Deferred expense (benefit):
U.S.
Federal		(3,221)		−	(1,240)
State		−		−	5
Total U.S.		(3,221)		−	(1,235)
Foreign		65		564	(459)
Total deferred		(3,156)		564	(1,694)
Total (benefit) provision for income taxes		$356		$3,490	$(2,069)

Reconciliation between the (benefit) provision for income taxes from continuing operations and income taxes computed by applying the statutory rate of 35% is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax (benefit) provision at statutory rate	$666	$1,507	$(5,045)
Add (deduct)
Meals and entertainment	88	36	34
Dividends	−	670	966
Change in valuation allowance	(72)	1,779	2,124
Taxable differential for foreign subsidiaries	(392)	(492)	(528)
State income tax, net of federal benefit	65	42	(10)
Other, net	1	(52)	390
	$356	$3,490	$(2,069)

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were:

	December 31,
	2012	2011

Deferred tax assets:	(in thousands)
Accrued expenses	$6,110	$5,099
Foreign tax credit	17,546	15,125
Net operating loss carryforward	5,679	7,366
AMT carryforward	591	629
Valuation allowance	(19,110)	(19,183)
	10,816	9,036
Deferred tax liabilities:
Excess book basis over tax basis for property, plant and equipment and intangible assets	(4,212)	(6,291)
Other	(1,868)	(1,842)
	(6,080)	(8,133)
Total deferred tax asset	$4,736	$903

At December 31, 2012, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $11.1 million which will begin to expire, if unused, in 2023 and $6.6 million of foreign net operating loss carryforwards, which do not expire. The Company also has foreign tax credit carryfowards for U.S. federal income tax purposes of $17.5 million which will begin to expire, if unused, in 2013. In addition, the Company has an alternative minimum tax credit carryforward of $0.6 million, which does not expire.

Deferred tax assets are recorded on net operating losses, tax credit carryforwards and temporary differences in the book and tax bases of assets and liabilities expected to produce tax deductions in future periods. The realization of these assets depends on the recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences or carryforwards are deductible. In assessing the need for a valuation allowance on our deferred tax assets, the Company considered whether it is more likely than not that some portion or all of them will not be realized. The valuation allowance recorded was based on management’s best estimate as to whether it is more likely than not that the net operating loss carryforwards, foreign tax credits carryforwards and foreign net operating loss carryforwards will be realized. During 2012, based on positive evidence including recent and projected taxable income in the United States, the Company reversed approximately $2.3 million of valuation allowance relating to federal net operating loss carryforwards. As of December 31, 2012, there are foreign net operating losses of $1.1 million and state net operating losses of $474 thousand that the Company does not believe are more likely than not to be realized. As such, these net operating losses have a valuation allowance recorded against them. In addition, due to uncertainty as to the ability to utilize foreign tax credits, the Company does not believe there is sufficient evidence to conclude it is more likely than not the foreign tax credits will be utilized. As such, the valuation allowance against foreign tax credits increased from $15.1 million at December 31, 2011 to $17.5 million at December 31, 2012. The total valuation allowance on foreign tax credits and state and foreign net operating losses totaled $19.1 million at December 31, 2012.

Undistributed retained earnings of the Company’s foreign subsidiaries amounted to approximately $32.2 million at December 31, 2012. Provision for U.S. federal income taxes has not been provided for these earnings as the Company considers them to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax asset/liability, if any, for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable.

During the year ended December 31, 2011, the Company had $0.8 million of unrecognized tax benefits based on tax positions of prior years.  During the year ended December 31, 2012, these were settled with taxing authorities.  At December 31, 2012, the Company had no unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. During 2012, no interest or penalty amounts were recognized related to uncertain tax benefits; however for 2011, the Company recognized $0.2 million in interest and penalties related to the unrecognized tax benefits noted above. The Company had $0 and $0.2 million accrued for the payment of interest and penalties for December 31, 2012 and 2011, respectively.

The Company is subject to income tax in U.S. federal, state and foreign jurisdictions. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by tax authorities in years prior to 2004.

13. Employee Benefit Plans —

The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company matches a portion of the employees’ contributions. The Company contributed approximately $0.4 million, $0.4 million and $0.3 million to the plan during the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has an unfunded pension plan in the Europe Africa region covering four former employees who are currently receiving pension benefits. The accrued pension benefit obligations as of December 31, 2012 were approximately $1.2 million and these obligations are included as a component of other long-term liabilities. This pension plan was terminated in 1995 and no other employees are or will be eligible to receive pension benefits.

The Company has obligations in respect of severance payments to its employees in the Asia Pacific region upon retirement under labor law. The Company treats these severance payment obligations as a defined benefit plan and, as of December 31, 2012, the accrued benefit was approximately $0.3 million and is included as a component of accrued liabilities.

14. Concentration of Credit and Other Risks —

Accounts receivable could potentially subject the Company to concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and may require customers to provide letters of credit to guarantee payments. During the years ended December 31, 2012, 2011 and 2010, no single customer accounted for 10% or more of net sales.

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

15. Commitments and Contingencies —

Product Warranties and Insurance Coverage —

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

The table below reflects a summary of activity of the Company’s operations for warranty obligations through December 31, 2012 (in thousands):

Balance at December 31, 2009	$3,374
Provision / changes in estimates	196
Payments	(768)
Balance at December 31, 2010	2,802
Provision / changes in estimates	110
Payments	(687)
Balance at December 31, 2011	2,225
Provision / changes in estimates	(947)
Payments	(103)
Balance at December 31, 2012	$1,175

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

Bonding – Bank Guarantees —

The Company, in some direct sales and raw material acquisition situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date the Company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts. As of December 31, 2012, the Company had $9.3 million of bonds outstanding and $6.3 million of guarantees issued under its bank lines.

Litigation and Claims —

The Company is a party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes it is not reasonably possible that resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on their financial condition, results of operations or cash flows.

Operating Leases —

The Company leases certain equipment through operating lease arrangements of varying terms. The following is a schedule of future minimum lease payments for operating leases as of December 31, 2012 (in thousands):

Year ending December 31,
2013	$544
2014	673
2015	148
2016	86
2017	86
Thereafter	976
$2,513

Annual rent expense under the terms of non-cancelable operating leases was less than 1% of consolidated sales during the years ended December 31, 2012, 2011 and 2010.

16. Related Party Transactions —

Management Agreement with CHS Management IV LP

In connection with the 2004 acquisition of the Company by CHS, the Company and GEO Holdings entered into a management agreement with CHS Management IV LP (“CHS Management”) a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV. Pursuant to the management agreement, CHS Management provided certain financial and management consulting services to GEO Holdings and to the Company. In consideration of those services, the Company paid fees to CHS Management in an aggregate annual amount of $2.0 million payable in equal monthly installments. Under the management agreement, the Company paid and expensed $0.2 million, $2.1 million and $2.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. In connection with the Company’s IPO, the management agreement was terminated and a fee of $3.0 million was paid and expensed during the year ended December 31, 2012. The amounts paid to CHS are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2012, there were no amounts payable to CHS under the terminated agreement.

17. Segment Information —

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

	Year ended December 31, 2012
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$185,893	$139,329	$97,233	$46,112	$8,077	$476,644
Intersegment sales	42,051	35	12,554	–	4,590	59,230
Total segment net sales	227,944	139,364	109,787	46,112	12,667	535,874
Gross profit	45,351	10,076	16,771	4,799	692	77,689
Gross margin	19.9%	7.2%	15.3%	10.4%	5.5%	14.5%
Segment assets	229,272	62,154	66,283	38,774	16,705	413,188

	Year ended December 31, 2011
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$205,015	$131,258	$74,287	$44,402	$9,489	$464,451
Intersegment sales	19,704	471	16,052	325	1,333	37,885
Total segment net sales	224,719	131,729	90,339	44,727	10,822	502,336
Gross profit	44,848	10,123	10,261	4,647	628	70,507
Gross margin	20.0%	7.7%	11.4%	10.4%	5.8%	14.0%
Segment assets	193,937	58,334	41,659	30,280	11,017	335,227

	Year ended December 31, 2010
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$142,956	$104,506	$49,370	$36,120	$9,831	$342,783
Intersegment sales	18,896	1,514	8,869	–	1,594	30,873
Total segment net sales	161,852	106,020	58,239	36,120	11,425	373,656
Gross profit	24,005	10,506	4,301	3,855	1,216	43,883
Gross margin	14.8%	9.9%	7.4%	10.7%	10.6%	11.7%
Segment assets	176,973	58,640	40,126	26,954	11,068	313,761

The following tables reconcile the segment information presented above to the consolidated financial information.

Sales

	Reconciliation to Consolidated Sales
	Year ended December 31,
	2012	2011	2010
	(in thousands)
Total segment net sales	$535,874	$502,336	$373,656
Intersegment sales	(59,230)	(37,885)	(30,873)
Consolidated net sales	$476,644	$464,451	$342,783

Assets

	Reconciliation to Consolidated Assets
	December 31,
	2012	2011
	(in thousands)
Total segment assets	$413,188	$335,227
Intersegment balances	(77,090)	(42,801)
Consolidated assets	$336,098	$292,426

Property, Plant and Equipment

	December 31,
	2012	2011
	(in thousands)
United States	$85,681	$72,653
Germany	22,296	21,238
United Kingdom	6,028	5,765
Thailand	27,365	22,958
China	1,564	─
Chile	7,934	7,679
Egypt	10,516	4,818
Total	$161,384	$135,111

Geographic Sales Information

The following table presents further geographic detail for sales related to continuing operations. For purposes of this disclosure, sales are attributed to individual countries on the basis of the physical location and jurisdiction of the entity invoicing the customer for the sale.

	Year ended December 31,
	2012	2011	2010
	(in thousands)
North America	$185,893	$205,015	$142,956
Europe Africa	139,329	131,258	104,506
Asia Pacific	97,233	74,287	49,370
Latin America	46,112	44,402	36,120
Middle East	8,077	9,489	9,831
Total sales	$476,644	$464,451	$342,783
United States	$152,893	$164,409	$117,481
Non-United States	33,000	40,606	25,475
North America	$185,893	$205,015	$142,956

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

The following table presents the net sales of each product category for the years presented:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Geomembranes	$362,384	$352,224	$267,312
Drainage	49,818	44,247	31,167
Geosynthetic clay liners	29,678	33,541	18,639
Nonwoven geotextiles	12,443	16,067	10,399
Specialty products	4,684	8,513	7,208
Other	17,637	9,859	8,058
Total sales	$476,644	$464,451	$342,783

18. Discontinued operations —

The Company closed its manufacturing facility located in the United Kingdom, sold its interest in Bentoliner Canada, and exited the United States Installation business in 2010.  Additionally, the Company completed the exit from the synthetic turf business as of December 31, 2008.  For the years ended December 31, 2012 and 2010, the Company recorded after tax losses of $0.5 million and $4.4 million, respectively, related to discontinued operations.   The loss in 2010 was primarily related to Bentoliner Canada.  For the year ended December 31, 2011, the Company recorded after tax income of $0.1 million related to discontinued operations.  At December 31, 2012 and 2011, there were approximately $0.4 million and $1.7 million, respectively, in assets and $0.8 million and $1.0 million in liabilities, respectively, at each period end related to discontinued operations.

19.  Quarterly Financial Data (Unaudited) —

The following tables set forth certain historical unaudited consolidated quarterly statement of operations data for each of the eight quarters in the two years ended December 31, 2012.

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share data)

Net sales	$94,916	$139,168	$121,200	$121,360
Cost of products	80,834	115,675	100,820	101,626
Gross profit	14,082	23,493	20,380	19,734
Operating income (loss)	(6,798)	11,382	8,140	4,802
Net income (loss) attributable to GSE Holding, Inc.	(12,766)	3,796	5,240	4,814
Basic EPS (1)	(0.82)	0.20	0.27	0.24
Diluted EPS (1)	(0.82)	0.19	0.26	0.24

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share data)

Net sales	$88,462	$118,487	$146,842	$110,660
Cost of products	74,008	100,911	126,006	93,019
Gross profit	14,454	17,576	20,836	17,641
Operating income (loss)	4,717	7,847	7,746	4,344
Net income (loss) attributable to GSE Holding, Inc.	(731)	(1,183)	3,804	(937)
Basic EPS (1)	(0.07)	(0.11)	0.35	(0.09)
Diluted EPS (1)	(0.07)	(0.11)	0.32	(0.09)

(1)
The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

20. Subsequent Events —

On February 4, 2013, the Company acquired all of the equity interests of SynTec, LLC, based in Baltimore, Maryland, for approximately $10 million cash.  SynTec is manufacturer of geosynthetic drainage and soil reinforcement products and provides the Company access to new technology for environmental and civil applications.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective with respect to inadequate review procedures for our income tax provision, as discussed below.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

GSE Holding’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the GSE Holding; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of GSE Holding are being made only in accordance with authorizations of management and directors of GSE Holding; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of GSE Holding’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of GSE Holding’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded, as of such date, our internal control over financial reporting was not effective.

We did not maintain effective control over the calculation of our income tax provisions as we did not have adequate review procedures in place. The control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, management has determined the control deficiency above constitutes a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe the consolidated financial statements included in this report as of and for the periods ended December 31, 2012 are fairly stated in all material respects.

Plans for Remediation of Material Weakness

We have engaged in and are continuing to engage in efforts to improve our internal control over financial reporting. Specifically, we are designing review controls that will prevent or detect an error in the calculation and reporting of our income tax provisions. We have hired a Tax Manager and an outside public accounting firm to ensure the proper accounting and disclosure. We have implemented a tax validation process to assist in the management of all tax data.

This annual report does not include an attestation report of GSE Holding’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 has been omitted from this report and is incorporated by reference to the “Board of Directors and Corporate Governance” and “Executive Officers” sections of the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 has been omitted from this report and is incorporated by reference to the “Executive Compensation” section of the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 has been omitted from this report and is incorporated by reference to the “Common Stock Ownership” section of the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this report and is incorporated by reference to the “Certain Relationships and Related Transactions” and Board of Directors and Corporate Governance”sections of the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 has been omitted from this report and is incorporated by reference to the “Principal Accountant Fees and Services” section of the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

Date:  March 28, 2013.

GSE HOLDING, INC.

By:	/s/ Mark C. Arnold
Name: Mark C. Arnold Title: President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark C. Arnold and J. Michael Kirksey, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2013.

Signature	Title

/s/ Mark C. Arnold Mark C. Arnold	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ J. Michael Kirksey J. Michael Kirksey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gregg Taylor Gregg Taylor	Chief Accounting Officer (Principal Accounting Officer)

/s/ Robert C. Griffin Robert C. Griffin	Director and Chairman of the Board

/s/ Michael G. Evans Michael G. Evans	Director

/s/ Marcus J. George Marcus J. George	Director

/s/ Richard E. Goodrich Richard E. Goodrich	Director

Signature	Title

/s/ Charles A. Sorrentino Charles A. Sorrentino	Director

/s/ Craig A. steinke Craig A. Steinke	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of GSE Holding, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 15, 2012)
3.2	Amended and Restated Bylaws of GSE Holding, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 15, 2012)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)
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

10.21
IPO Bonus and Dividend Bonus Letter Agreement, dated September 16, 2010, by and between Mark C. Arnold and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.22
Bonus Letter Agreement, dated September 15, 2010, by and between Peter R. McCourt and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.23
Bonus Letter Agreement dated September 15, 2010, by and between Jeffery D. Nigh and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.24
Bonus Letter Agreement, dated July 29, 2011, by and between Gregg Taylor and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.25
Change in Control Agreement, effective as of July 28, 2011, by and between Gregg Taylor and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011)+

10.26
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Samir T. Badawi (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006)

10.27
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and James Steinke (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006)

10.28
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Gerald Hersh (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006)

Exhibit Number	Description
10.29
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Ernest C. English (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006)

10.30
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Paul Anthony Firrell (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006)

10.31
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Dr. Mohamed Abd El Aziz Siad Ayoub (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006)

10.32
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

10.36
Form of Incentive Stock Option Agreement pursuant to the GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 7, 2011)+

10.37
Form of Non-Qualified Stock Option Agreement pursuant to the GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 7, 2011)+

10.38
Form of Restricted Stock Agreement pursuant to the GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.57 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 7, 2011)+

10.39
Amendment No. 1 to IPO Bonus and Dividend Bonus Letter Agreement, dated as of December 2, 2011, by and between Mark C. Arnold and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.60 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)+

10.40
Amendment No. 1 to Sale Bonus Letter Agreement, dated as of December 2, 2011, by and between Mark C. Arnold and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.61 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)+

10.41
Amendment No. 1 to Bonus Letter Agreement, dated as of December 2, 2011, by and between Peter R. McCourt and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.62 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)+

10.42
Amendment No. 1 to Bonus Letter Agreement, dated as of December 2, 2011, by and between Gregg Taylor and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.63 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)+

10.43
Amendment No. 1 to Bonus Letter Agreement, dated as of December 2, 2011, by and between Jeffery D. Nigh and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.64 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)+

Exhibit Number	Description
10.44
Amendment No. 1 to Bonus Letter Agreement, dated as of December 2, 2011, by and between William F. Lacey and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.65 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)+

10.45
Consent and Second Amendment to First Lien Credit Agreement, dated as of December 12, 2011, by and among Gundle/SLT Environmental, Inc., the other credit parties named therein, General Electric Capital Corporation, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.66 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175475) filed on January 30, 2012)

10.46
Consent and First Amendment to Second Lien Credit Agreement, dated as of February 8, 2012, by and among Gundle/SLT Environmental, Inc., the other credit parties party thereto, Jefferies Finance LLC, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.67 to Amendment No. 9 to our Registration Statement on Form S-1 (File No. 333-175475) filed on February 9, 2012)

10.47
Termination Agreement, dated as of February 15, 2012, by and among GSE Holding, Inc., Gundle/SLT Environmental, Inc. and CHS Management IV LP relating to Management Agreement, dated as of May 18, 2004, as amended May 27, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 15, 2012)

10.48
Third Amendment to First Lien Credit Agreement, dated as of April 18, 2012, by and among Gundle/SLT Environmental, Inc., the other credit parties named therein, General Electric Capital Corporation, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2012).

10.49
Fourth Amendment to First Lien Credit Agreement, dated as of September 19, 2012 by and among GSE Environmental, Inc., (f/k/a Gundle/SLT Environmental, Inc.) the other credit parties named therein, General Electric Capital Corporation, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 1, 2012).

10.50*
Fifth Amendment to First Lien Credit Agreement, dated as of January 25, 2013, by and among GSE Environmental, Inc. (f/k/a Gundle/SLT Environmental, Inc.), the other credit parties named therein, General Electric Capital Corporation, as agent and lender, and the other lenders party thereto.

10.51
Consulting and Transition Agreement, dated as of September 27, 2012, by and between GSE Holding, Inc. and William F. Lacey (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2012).+

10.52*	Joinder to Amended and Restated Stockholders Agreement, dated as of January 14, 2013 by J. Michael Kirksey.
21.1*	List of subsidiaries
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm
24.1*	Powers of Attorney (included on signature page)
31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________

*	Filed herewith

+	Indicates management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted and furnished supplementally to the Securities and Exchange Commission pursuant to an order granting confidential treatment.