Form 10-Q
period 2013-03-31
GSE Holding, Inc.
filed 2013-05-10
CIK 1275712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________
FORM 10-Q
_____________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ______

Commission file number 001-35382

GSE Holding, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0619069
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19103 Gundle Road, Houston, Texas	77073
(Address of Principal Executive Offices)	(Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of May 3, 2013 20,166,266 shares of the registrant’s common stock were outstanding.

GSE Holding, Inc.
FORM 10-Q
For the Quarter Ended March 31, 2013

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

The statements we make regarding the following subjects are forward-looking by their nature. These statements include, but are not limited to, statements about our beliefs concerning our capital expenditure requirements and liquidity needs; our beliefs regarding the impact of future regulations; our ability to secure project bids; our expectations regarding future demand for our products; our expectation that sales and total gross profits derived from outside North America will increase; our ability to manufacture our higher-margin proprietary products globally; and our belief in the sufficiency of our cash flows to meet our liquidity needs. The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors, that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include, but are not limited to, (i) general economic conditions and cyclicality in the markets we serve; (ii) our ability to secure project bids; (iii) increases in prices or disruptions in supply of the raw materials we use; (iv) our ability to develop new applications and markets for our products; (v) unexpected equipment failures or significant damage to our manufacturing facilities; (vi) competition; (vii) our ability to anticipate and effectively manage risks associated with our international operations; (viii) currency exchange rate fluctuations; (ix) our ability to retain key executives and other personnel; (x) extensive and evolving environmental and health and safety regulations; and (xi) other factors described in more detail under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities Exchange Commission (the “SEC”) on March 28, 2013.

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

ITEM 1. FINANCIAL STATEMENTS

GSE Holding, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,781	$18,068
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,047 and $869, respectively	76,763	96,987
Other	3,358	3,626
Inventory, net	77,547	64,398
Deferred income taxes	1,665	1,111
Prepaid expenses and other	8,239	6,681
Income taxes receivable	2,225	1,538
Total current assets	196,578	192,409
Property, plant and equipment, net	72,741	70,172
Goodwill	61,817	58,895
Other assets	21,364	14,622
TOTAL ASSETS	$352,500	$336,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,715	$36,632
Accrued liabilities and other	18,114	23,045
Short-term debt	7,281	985
Current portion of long-term debt	3,165	3,147
Total current liabilities	73,275	63,809
Other liabilities	1,176	1,211
Deferred income taxes	1,100	1,078
Long-term debt, net of current portion	177,874	167,282
Total liabilities	253,425	233,380
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 20,157,566 and 19,846,684 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	202	198
Additional paid-in capital	130,919	130,617
Accumulated deficit	(30,819)	(28,372)
Accumulated other comprehensive income (loss)	(1,227)	275
Total stockholders’ equity	99,075	102,718
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$352,500	$336,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GSE Holding, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net sales	$95,134	$94,916
Cost of products	81,877	80,528
Gross profit	13,257	14,388
Selling, general and administrative expenses	14,039	10,925
Non-recurring initial public offering related costs	—	9,655
Amortization of intangibles	359	300
Operating loss	(1,141)	(6,492)
Other expenses (income):
Interest expense, net of interest income	3,763	5,747
Other (income) expense, net	339	(443)
Loss from continuing operations before income taxes	(5,243)	(11,796)
Income tax (benefit) provision	(2,796)	649
Loss from continuing operations	(2,447)	(12,445)
Loss from discontinued operations, net of income taxes	—	(321)
Net loss	$(2,447)	$(12,766)
Other comprehensive income:
Foreign currency translation adjustment	(1,502)	1,136
Comprehensive loss	$(3,949)	$(11,630)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.12)	$(0.80)
Discontinued operations	—	(0.02)
	$(0.12)	$(0.82)
Basic and diluted weighted-average common shares outstanding	19,902	15,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GSE Holding, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,447)	$(12,766)
Loss from discontinued operations	—	321
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,303	5,273
Stock-based compensation	155	4,306
Changes in operating assets and liabilities, net of effect of acquisitions:
Decrease (increase) in accounts receivable	21,704	(2,689)
Increase in inventory	(12,456)	(23,316)
Increase in accounts payable	5,732	5,382
All other items, net	(9,803)	(621)
Net cash provided by (used in) operating activities – continuing operations	7,188	(24,110)
Net cash used in operating activities – discontinued operations	—	(175)
Net cash provided by (used in) operating activities	7,188	(24,285)
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,013)	(5,507)
Acquisition of business, net of cash acquired	(10,207)	—
Net cash used in investing activities – continuing operations	(16,220)	(5,507)
Cash flows from financing activities:
Proceeds from lines of credit	35,168	23,346
Repayments of lines of credit	(17,839)	(37,194)
Repayments of long-term debt	(383)	(20,751)
Proceeds from the exercise of stock options	153	—
Payments for debt issuance costs	(264)	—
Net proceeds from initial public offering	—	65,927
Net cash provided by financing activities	16,835	31,328
Effect of exchange rate changes on cash – continuing operations	910	(353)
Effect of exchange rate changes on cash – discontinued operations	—	30
Net increase in cash and cash equivalents	8,713	1,213
Cash and cash equivalents at beginning of period	18,068	9,076
Cash and cash equivalents at end of period	$26,781	$10,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GSE Holding, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business

Organization and Description of Business —

GSE Holding, Inc., together with its subsidiaries, (the “Company”) is a leading global manufacturer and marketer of highly engineered geosynthetic lining products for environmental protection and confinement applications. These lining products are used in a wide range of infrastructure end markets such as mining, environmental containment, liquid containment (including water infrastructure, agriculture and aquaculture and industrial wastewater treatment applications), coal ash containment and oil and gas. The Company offers a full range of products, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles, and other specialty products. The Company generates the majority of its sales outside of the United States, including emerging markets in Asia, Latin America, Africa and the Middle East. Its comprehensive product offering and global infrastructure, along with its extensive relationships with customers and end-users, provide it with access to high-growth markets worldwide, visibility into upcoming projects and the flexibility to serve customers regardless of geographic location. The Company believes that its market share, broad product offering, strong customer relationships, diverse end markets and global presence provide it with key competitive advantages in the environmental geosynthetic products industry. The Company manufactures its products at facilities located in the United States, Germany, Thailand, Chile and Egypt.

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

2. Basis of Presentation —

The accompanying condensed consolidated financial statements have been prepared on the same basis as those in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012. The December 31, 2012 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (‘‘GAAP’’). These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. The Company believes that the disclosures herein are adequate to make the information presented not misleading. Operating results for the first three months of 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, and the notes thereto included in the 2012 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts as well as certain disclosures. The Company’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Certain reclassifications were made to the December 31, 2012 and March  31, 2012 consolidated financial statements to conform to the 2013 financial statement presentation.  These reclassifications did not have an impact on previously reported results.  The Company believes that the disclosures herein are adequate to make the information presented not misleading.

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

4.  Acquisition of SynTec LLC —

On February 4, 2013, the Company acquired SynTec LLC ("SynTec”), which is now a wholly-owned subsidiary of the Company. Pursuant to the Unit Purchase Agreement dated as of February 4, 2013, the Company acquired all of the outstanding shares of SynTec. The total amount of consideration paid in connection with the acquisition was approximately $10.2 million, and this acquisition was funded with existing cash on hand. The SynTec business is reflected in the North America reporting segment and was acquired by the Company in order to expand its existing market share with additional products, which are complimentary to the Company’s existing products.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date (in thousands). The fair values of the assets and liabilities related to SynTec are subject to refinement as the Company completes the analyses relative to the fair values of machinery and equipment and the identifiable intangible assets at the date of acquisition. The Company incurred approximately $0.7 million of transaction expenses in connection with this acquisition, which are included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Accounts receivable	$2,119
Inventory	1,696
Other current assets	29
Property, plant and equipment	714
Identifiable intangible assets	5,385
Goodwill	2,922
Accounts payable and accrued liabilities	(2,658)
Net assets acquired	$10,207

As a result of this acquisition, the Company recognized a total of $5.4 million of identifiable intangible assets and $2.9 million of goodwill. The total amount of goodwill is deductible for tax purposes. The results of operations of SynTec are reported in the Company’s condensed consolidated financial statements from the date of the acquisition. SynTec net sales from February 4, 2013 through March 31, 2013 were approximately $1.7 million, and Syntec’s net loss was not material. Pro forma information for the three months ended March 31, 2013 and 2012 is not presented as the acquisition was not a material acquisition.

5. Net Loss per Share

The Company computes basic net loss per share by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of employee stock options is reflected in diluted net loss per share by applying the treasury stock method.

The Company recorded a net loss for the three months ended March 31, 2013 and 2012. Potential common shares are anti-dilutive in periods which the Company records a net loss because they would reduce the respective period’s net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share. As a result, net diluted loss per share was equal to basic net loss per share in the three months ended March 31, 2013 and 2012. There were approximately 1.2 million and 1.7 million stock options outstanding at March 31, 2013 and 2012, respectively.  Of these, 1.0 million and 1.7 million for March 31, 2013 and 2012, respectively, had exercise prices lower than the average price of Company common shares as of each of those dates. These in-the-money options would have been included in the calculation of diluted earnings per share had the Company not reported a net loss in each of the respective periods.

6. Inventory –

Inventory consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$35,499	$31,563
Finished goods	40,051	30,849
Supplies	4,524	4,424
Obsolescence and slow moving allowance	(2,527)	(2,438)
	$77,547	$64,398

7. Property, Plant and Equipment –

Property, plant and equipment consisted of the following:

	Useful lives years	March 31, 2013	December 31, 2012
		(in thousands)
Land		$6,425	$4,832
Buildings and improvements	7-30	31,125	29,515
Machinery and equipment	3-10	119,194	117,852
Software	3	8,754	8,400
Furniture and fixtures	3-5	826	785
		166,324	161,384
Less – accumulated depreciation and amortization		(93,583)	(91,212)
		$72,741	$70,172

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 was $3.4 million and $3.2 million, respectively.

During the three months ended March 31, 2013, $0.1 million of interest was capitalized in the consolidated financial statements.  There was no interest capitalized during the three months ended March 31, 2012.

8. Intangible Assets –

Intangible assets consisted of the following:

	Useful lives years	March 31, 2013	December 31, 2012
		(in thousands)
Customer lists	5-20	$29,437	$25,449
Trademarks	5	1,082	—
Non-compete agreements	1-10	2,559	2,469
Other	1	363	363
		33,441	28,281
Less accumulated amortization		(26,880)	(26,732)
Intangible assets, net		$6,561	$1,549

Amortization expense for intangible assets during the three months ended March 31, 2013 and 2012 was $0.4 million and $0.3 million, respectively.

9. Accrued Liabilities and Other –

Accrued liabilities and other consisted of the following:

	March 31, 2013	December 31, 2012
		(in thousands)
Customer prepayments	$566	$759
Accrued operating expenses	4,481	5,951
Self-insurance reserves	1,945	1,758
Compensation and benefits	3,445	6,786
Accrued interest	2,665	2,522
Taxes, other than income	1,931	2,023
Income taxes payable	1,622	1,691
Deferred income taxes	1,093	1,156
Other accrued liabilities	366	399
	$18,114	$23,045

10. Debt –

Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
First Lien Credit Facility	$179,080	$168,177
Capital Lease – Capital Source Bank	2,871	3,156
Other Capital Leases	211	230
Term Loan – German bank secured by equipment, 5.15% March 2014	319	407
	182,481	171,970
Less – current maturities	(3,165)	(3,147)
Unamortized discounts on first lien and second lien loans	(1,442)	(1,541)
	$177,874	$167,282

First Lien Credit Facility –

The Company has a $170.0 million first lien senior secured credit facility with General Electric Capital Corporation, Jefferies Finance LLC and the other financial institutions party thereto (as amended from time to time, the “First Lien Credit Facility”), consisting of $135.0 million of term loan commitments (as amended from time to time, the “First Lien Term Loan”) and $35.0 million of revolving loan commitments (as amended from time to time, the “Revolving Credit Facility”). On April 18, 2012, the First Lien Credit Facility was amended to increase the First Lien Term Loan commitments from $135.0 million to $157.0 million resulting in aggregate capacity of $192.0 million. The Company used the additional borrowing capacity under the First Lien Term Loan to repay in full all outstanding indebtedness under, and to terminate, the Second Lien Term Loan (as defined below) and to pay related fees and expenses. On September 19, 2012, the Company entered into a fourth amendment to the First Lien Credit Facility, which increased the Capital Expenditure Limitation covenant.  On January 25, 2013, the Company entered into a fifth amendment to the First Lien Credit Agreement to provide more efficient capacity to move funds between foreign entities and clarify or correct certain other technical provisions in the agreement.

The First Lien Credit Facility matures in May 2016. Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, the Company pays a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of March 31, 2013, there was $179.1 million outstanding under the First Lien Credit Facility consisting of $154.6 million in term loans and $24.5 million in revolving loans, and the weighted average interest rate on such loans was 7.17%.  The Company had $8.0 million of capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

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

Restrictive Covenants.  The First Lien Credit Facility contains various restrictive covenants that include, among other things, restrictions or limitations on the Company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of its assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business the Company conducts. For the twelve months ended March 31, 2013 and December 31, 2012, the Company was subject to a Total Leverage Ratio not to exceed 5.50:1.00, respectively, and an Interest Coverage Ratio of not less than 2.25:1.00 , respectively.  These ratios become progressively more restrictive over the term of the loans.  For all periods presented, the Company was in compliance with all financial debt covenants under the existing agreements.

Second Lien Term Loan –

In 2011, the Company also entered into a 5.5 year, $40.0 million second lien senior secured credit facility consisting of $40.0 million of term loan commitments (the “Second Lien Term Loan”). The Second Lien Term Loan was paid in full on April 18, 2012, and the arrangement was terminated.

Capital Leases –

On August 17, 2012, the Company entered into an equipment financing arrangement with CapitalSource Bank.  The lease is a three-year lease for equipment cost up to $10.0 million.  As of March 31, 2013, there was $2.9 million outstanding under this lease arrangement, with monthly payments of $0.1 million and an implied interest rate of 7.09%.

During 2012, the Company entered into three other capitalized leases with commercial financial institutions. These leases are for a term of three to four years for equipment cost of $0.3 million with implied interest rates from 5.42% to 8.72%. As of March 31, 2013, there was approximately $0.2 million outstanding under these leases.

Non-Dollar Denominated Credit Facilities –

As of March 31, 2013, the Company had seven credit facilities at our international locations.

The Company had two credit facilities with German banks in the amount of EUR 6.0 million ($7.7 million). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of March 31, 2013, we had EUR 1.6 million ($2.1 million) outstanding under the lines of credit, EUR 2.1 million ($2.7 million) of bank guarantees outstanding, and EUR 2.3 million ($2.9 million) available under these credit facilities. In addition there was a EUR 0.2 million ($0.3 million) term loan with a German bank outstanding as of March 31, 2013, with a maturity date in March 2014.

The Company had three credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.2 million). These credit facilities bear interest at various market rates and are primarily for cash management purposes. We had EGP 4.7 million ($0.7 million) outstanding under the lines of credit, EGP 5.4 million ($0.8 million) of bank guarantees outstanding, and EGP 4.9 million ($0.7 million) available under these credit facilities as of March 31, 2013.

The Company had a BAHT 45.0 million ($1.5 million) revolving credit facility with Export-Import Bank of Thailand (“EXIM”), which has a termination date at the discretion of EXIM or us. This revolving credit facility bears interest at EXIM prime rate less 0.75% for BAHT borrowings and at LIBOR plus 3.5% for U.S. dollar borrowings. Repayments of principal are required within 90 days from the date of each draw down borrowing and interest is payable once a month on the last day of the month. The credit facility is secured by a BAHT 15.0 million ($0.5 million) cash deposit with EXIM. We had no letters of credit or amounts outstanding under the line of credit and BAHT 45.0 million ($1.5 million) available under these credit facilities as of March 31, 2013.

The Company had a BAHT 350.0 million ($11.9 million) Trade on Demand Financing (accounts receivable) facility with Thai Military Bank Public Company Limited (“TMB”).  This facility bears interest at LIBOR +1.75%, is unsecured and may be terminated at any time by either TMB or us. This facility permits us to borrow funds upon presentation of proper documentation of purchase orders or accounts receivable from our customers, in each case with a maximum term not to exceed 180 days. We maintain a bank account with TMB, assign rights to our accounts receivable used for borrowings under this facility, and instruct our customers to remit payments to our bank account with TMB.  TMB may, in its sole discretion, deduct or withhold funds from our bank account for settlement of any amounts owed by us under this facility. We had BAHT 133.1 million ($4.5 million) amounts outstanding and  216.9 million ($7.4 million) available under this facility as of March 31, 2013.

11. Fair Value of Financial Instruments –

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of $182.5 million as of March 31, 2013 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

The Company has assets and liabilities measured and recorded at fair value on a non-recurring basis.  These non-financial assets and liabilities include, property, plant and equipment, intangible assets and liabilities acquired in a business combination as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the SynTec acquisition, as discussed in Note 4, were measured at fair value by the Company at the acquisition date. The excess earnings method was used in determining the fair value of customer relationships included in identifiable intangible assets and the relief from royalty method was used in determining the fair value of the trade name / marks included in identifiable intangible assets. The fair value of the property, plant and equipment was determined based on an independent appraisal of a third party. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3.

12. Stock-Based Compensation –

As of March 31, 2013 there were approximately 1.2 million stock options outstanding with an exercise price range of $0.67 to $11.57 and a weighted average exercise price of $4.25. There were 74,937 shares of restricted stock issued and 20,000 options issued during the three months ended March 31, 2013.  During the three months ended March 31, 2012, there were no shares of restricted stock or stock options issued.  There were 235,945 of options exercised during the three months ended March 31, 2013, and no options were exercised during the first three months of 2012. Stock-based compensation expense of $155 thousand and $4.3 million was recognized during the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2012, $4.3 million of stock-based compensation was recognized related to 478,467 shares of fully vested common stock that was issued to certain key executives and directors in connection with the IPO.

All outstanding stock options are held by employees and former employees of the Company and have an expiration date of 10 years from the date of grant. At March 31, 2013, the average remaining contractual life of options outstanding and exercisable was 2.8 years.

13. Income Taxes –

Income tax expense from continuing operations for the three months ended March 31, 2013 and 2012 was ($2.8) million and $0.6 million, respectively. The provision for income taxes is recorded at the estimated annual effective tax rates for each tax jurisdiction based on fiscal year to date results. The effective tax rates were 53.3% and (6%) for the three months ended March 31, 2013 and 2012, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate in 2013 is due to the mix of the international jurisdictional rates and U.S. permanent differences relating to foreign taxes for which no benefit is being recorded. In the quarter ended March 31, 2012, the difference in the effective rate is due to international rate differences and the fact the U.S. was recording a full valuation allowance.

14. Commitments and Contingencies –

Warranties

The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company’s employees. The Company accrues a warranty reserve based on estimates for warranty claims. This estimate is based on historical claims history and current business activities and is accrued as a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s operations for warranty obligations for the three months ended March 31, 2013 and 2012 (in thousands):

Three months ended March 31, 2013:
Balance at December 31, 2012	$1,175
Changes in estimates	(15)
Payments	—
Balance at March 31, 2013	$1,160
Three months ended March 31, 2012:
Balance at December 31, 2011	$2,225
Changes in estimates	9
Payments	(35)
Balance at March 31, 2012	$2,199

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

Bonding – Bank Guarantees –

The Company, in some direct sales and raw material acquisition situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date the Company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts. As of March 31, 2013, the Company had $6.3 million of bonds outstanding and $5.9 million of guarantees issued under its bank lines.

Litigation and Claims –

The Company is a party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning the Company’s entire business. We do not believe these legal actions will, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

15. Related Party Transaction –

Management Agreement with CHS Management IV LP

In connection with the 2004 acquisition of the Company by CHS, the Company and GEO Holdings entered into a management agreement with CHS Management IV LP (“CHS Management”) a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV. Pursuant to the management agreement, CHS Management provided certain financial and management consulting services to GEO Holdings and to the Company. In consideration of those services, the Company paid fees to CHS Management in an aggregate annual amount of $2.0 million payable in equal monthly installments. Under the management agreement, the Company paid and expensed $0.2 million during the three months ended March 31, 2012. In connection with the Company’s IPO, the management agreement was terminated and a fee of $3.0 million was paid and expensed during the three months ended March 31, 2012. The amounts paid to CHS are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2013, there were no amounts payable to CHS under the terminated agreement.

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

	Three months ended March 31, 2013
	North America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$41,374	$22,353	$16,587	$11,704	$3,116	$95,134
Intersegment sales	6,950	24	3,787	—	1,037	11,798
Total segment net sales	48,324	22,377	20,374	11,704	4,153	106,932
Gross profit	8,947	157	2,199	1,511	443	13,257
Gross margin	21.6%	0.7%	13.3%	12.9%	14.2%	13.9%

	Three months ended March 31, 2012
	North America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$36,226	$25,851	$18,570	$12,476	$1,793	$94,916
Intersegment sales	10,379	—	3,142	—	1,165	14,686
Total segment net sales	46,605	25,851	21,712	12,476	2,958	109,602
Gross profit	9,230	960	3,320	759	119	14,388
Gross margin	25.5%	3.7%	17.9%	6.1%	6.6%	15.2%

The following tables reconcile the net sales information presented above to the condensed consolidated financial statements.

Sales

	Three Months ended March 31,
	2013	2012
	(in thousands)
Total segment net sales	$106,932	$109,602
Intersegment sales	(11,798)	(14,686)
Consolidated net sales	$95,134	$94,916

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis together with our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2013. This discussion and analysis contain forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Forward-Looking Statements.”

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

The following table presents our net sales by segment for the period presented, as well as gross profit and gross profit as a percentage of sales from each segment:

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Three months ended March 31, 2013
Net sales	$41,374	$22,353	$16,587	$11,704	$3,116
Gross profit	8,947	157	2,199	1,511	443
Gross margin	21.6%	0.7%	13.3%	12.9%	14.2%

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Three months ended March 31, 2012
Net sales	$36,226	$25,851	$18,570	$12,476	$1,793
Gross profit	9,230	960	3,142	759	119
Gross margin	25.5%	3.7%	17.9%	6.1%	6.6%

The following table presents our net sales from each segment, as a percentage of total net sales:

	Three Months Ended March 31,
	2013	2012
North America	43.5%	38.2%
Europe Africa	23.5	27.2
Asia Pacific	17.4	19.6
Latin America	12.3	13.1
Middle East	3.3	1.9
Total	100.0%	100.0%

North America

North America net sales increased $5.2 million, or 14.4%, during the first three months of 2013 to $41.4 million from $36.2 million in the first three months of 2012. North America net sales increased approximately $5.2 million due increases in volume shipped. North America net sales increased approximately $0.5 million due to increased selling prices which was offset by changes product mix.

North America gross profit decreased $0.3 million, or 3.3%, during the first three months of 2013 to $8.9 million from $9.2 million in the first three months of 2012. North America gross profit decreased $0.9 million due to changes in product mix and increased manufacturing costs which were partially offset by the increases in volume shipped.

Europe Africa

Europe Africa net sales decreased $3.5 million, or 13.5%, during the first three months of 2013 to $22.4 million from $25.9 million in the first three months of 2012. Net sales decreased $3.2 million due to reduced volume shipped and $0.8 million due to changes in product mix. These decreases were partially offset by an increase in selling prices. The weakening European economy had a negative affect on net sales in 2013.

Europe Africa gross profit decreased $0.8 million to $0.2 million in the first three months of 2013 compared to $1.0 million in the first three months of 2012 primarily due to changes in product mix.

Asia Pacific

Asia Pacific net sales decreased $2.0 million, or 10.8%, during the first three months of 2013 to $16.6 million from $18.6 million in the first three months of 2012. Net sales decreased $3.2 million due to reduced volume shipped, which was partially offset by an increase in selling prices and product mix.

Asia Pacific gross profit decreased $0.9 million, or 29.0%, during the first three months of 2013 to $2.2 million from $3.1 million in the first three months of 2012. Gross profit decreased due to the decrease in volume shipped and increased manufacturing costs.

Latin America

Latin America net sales decreased $0.8 million, or 6.4%, during the first three months of 2013 to $11.7 million from $12.5 million in the first three months of 2012 primarily due to decreases in volume shipped.

Latin America gross profit increased $0.7 million, or 87.5%, during the first three months of 2013 to $1.5 million from $0.8 million in the first three months of 2012. Gross profit increased $0.9 million due to changes in product mix, which was partially offset by increased manufacturing costs.

Middle East

Middle East net sales increased $1.3 million, or 72.2% to $3.1 million during the first three months of 2013 from $1.8 million in the first three months of 2012 primarily due to an increase in volume shipped.

Middle East gross profit increased $0.3 million to $0.4 million in the first three months of 2013 from $0.1 million in the first three months of 2012, primarily due to the increase in sales volume.

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

Resin Cost Volatility.  Resin-based material, derived from crude petroleum and natural gas, accounted for 80.4% of our cost of products for the three months ended March 31, 2013. Our ability to both manage the cost of our resin purchases as well as pass fluctuations in the cost of resin through to our customers is critical to our profitability. Fluctuations in the price of crude oil impact the cost of resin. In addition, planned and unplanned outages in facilities that produce polyethylene and its feedstock materials have historically impacted the cost of resin. In 2010, we implemented successful performance initiatives that focused on reducing the risk of volatility in resin costs on our profitability. We have developed policies, procedures, tools and organizational training procedures to enable better resin cost management and facilitate the efficient pass through of increases in our resin costs to our customers. These initiatives included diversifying our resin sources, hiring a polyethylene expert to lead procurement, implementing pricing tools that account for projected resin pricing, institutionalizing a bid approval process, creating a plant sourcing decision model, and running a large project tracking process. While the significant majority of our products are sold under orders that include 30-day re-pricing provisions at our option, and while we have taken advantage of this option in the past, the policies, processes, tools and organizational training procedures described above allow us to limit the need to re-price projects already under contract. This, in turn, helps us better manage our relationships with our customers. We believe that managing the risks associated with volatility in resin costs is now among our critical and core competencies.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Three Months Ended March 31,
	2013	2012	Period over Period Change
	(in thousands)
Net sales	$95,134	$94,916	$218	0%
Cost of products	81,877	80,528	1,349	2
Gross profit	13,257	14,388	(1,131)	(8)
Selling, general and administrative expenses	14,039	10,925	3,114	29
Non-recurring initial public offering related costs	—	9,655	(9,655)	(100)
Amortization of intangibles	359	300	59	20
Operating loss	(1,141)	(6,492)	5,351	82
Other expenses (income):
Interest expense, net of interest income	3,763	5,747	(1,984)	(35)
Other expense (income), net	339	(443)	(782)	(177)
Loss from continuing operations before income taxes	(5,243)	(11,796)	6,553	(56)
Income tax (benefit) provision	(2,796)	649	(2,705)	417
Loss from continuing operations	$(2,447)	$(12,445)	$9,258	74%

Net sales

Consolidated net sales increased $0.2 million, or 0.2%, to $95.1 million for the three months ended March 31, 2013 from $94.9 million for the three months ended March 31, 2012. Consolidated net sales increased $0.9 million due to higher selling prices and $0.7 million due to changes in product mix. Consolidated net sales decreased $1.0 million due to decreased volume.

Cost of Products

Cost of products increased $1.3 million, or 1.7%, to $81.9 million for the three months ended March 31, 2013 from $80.5 million for the three months ended March 31, 2012. The increase in raw material costs contributed approximately 69.2%, or $0.9 million to the increase, which was passed on to our customers as reflected in the increase in sales prices. Manufacturing costs and changes in foreign currency led to approximately $0.4 million of the increase.

Gross Profit

Consolidated gross profit for the three months ended March 31, 2013 decreased $1.1 million, or 7.9%, to $13.3 million compared to $14.4 million for the three months ended March 31, 2012 due to the factors noted above.. Gross profit as a percentage of sales was 13.9% for the three months ended March 31, 2013 compared with 15.2% for the three months ended March 31, 2012.

Selling, General and Administrative Expenses

SG&A expense, excluding non-recurring initial public offering costs, for the three months ended March 31, 2013 was $14.0 million compared to $10.9 million for the three months ended March 31, 2012, an increase of $3.1 million. SG&A expense for the three months ended March 31, 2013 increased approximately $1.6 million in costs associated with increased personnel, increased professional fees of $0.7 million as well as other miscellaneous costs.

Excluding the expenses related to the IPO, SG&A as a percentage of sales for the three months ended March 31, 2013 was 14.8% compared to 11.5% for the three months ended March 31, 2012.

Other Expenses (Income)

Interest expense was $3.8 million for the three months ended March 31, 2013 compared to $5.7 million for the three months ended March 31, 2012. The $1.9 million decrease in interest expense in the three months ended March 31, 2013 was primarily due to lower interest rates 2013. The weighted average debt balance outstanding was $179.5 million and $181.2 million for the three months ended March 31, 2013 and 2012, respectively; weighted average effective interest rates were 7.3% and 8.8% for the three months ended March 31, 2013 and 2012, respectively.

Income Tax Expense

Income tax expense from continuing operations for the three months ended March 31, 2013 and 2012 was ($2.8) million and $0.6 million, respectively.Our provision for income taxes is recorded at the estimated annual effective tax rates for each tax jurisdiction based on fiscal year to date results. Our effective tax rates were 53.3% and (6%) for the three months ended March 31, 2013 and 2012, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate in 2013 is due to the mix of the international jurisdictional rates and U.S. permanent differences relating to foreign taxes for which no benefit is being recorded. In the quarter ended March 31, 2012, the difference in the effective rate is due to international rate differences and the fact the U.S. was recording a full valuation allowance.

Adjusted EBITDA

Adjusted EBITDA from continuing operations was $3.4 million during the three months ended March 31, 2013, a decrease of $3.6 million, or 51.4%, from $7.0 million during 2012. The decrease in Adjusted EBITDA was primarily due to an increase in our SG&A expense of $3.1 million and a decrease in our gross profit of $1.1 million.

Adjusted EBITDA represents net income or loss from continuing operations before interest expense, income tax expense, depreciation and amortization of property, plant and equipment and intangibles, foreign currency transaction gains/losses, restructuring expenses, certain professional fees, stock-based compensation expense, management fees paid to CHS, and public offering related costs.   Disclosure in this Quarterly Report on Form 10-Q of Adjusted EBITDA,  which is a “non-GAAP financial measure,” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss), income (loss) from continuing operations, earnings per share or any other performance measures derived in accordance with GAAP. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items.

We believe this measure is meaningful to our investors to enhance their understanding of our financial performance. Although Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs, we understand that it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance and to compare our performance with the performance of other companies that report Adjusted EBITDA.  Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The following table reconciles net loss from continuing operations to Adjusted EBITDA for the periods presented in this table and elsewhere in this Quarterly Report on Form 10-Q.

The following table reconciles net loss from continuing operations, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net loss	$(2,447)	$(12,766)
Loss from discontinued operations, net of income tax	—	321
Interest expense, net	3,763	5,747
Income tax (benefit) provision	(2,796)	649
Depreciation and amortization expense	3,724	3,545
Foreign exchange loss (gain)	371	(572)
Restructuring expense	—	60
Professional fees	596	37
Stock-based compensation expense	155	—
Public offering related costs	—	9,655
Management fees	—	215
Other	9	133
Adjusted EBITDA	$3,375	$7,024

Liquidity and Capital Resources

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

Although we can make no assurances, we believe that our cash on hand, together with the availability of borrowings under our Senior Secured Credit Facilities and other financing arrangements and cash generated from operations, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on our indebtedness for at least the next twelve months.

Cash and Cash Equivalents

As of March 31, 2013, we had $26.8 million in cash and cash equivalents.  We maintain cash and cash equivalents at various financial institutions located in the United States, Germany, Thailand, Egypt and Chile. As of March 31, 2013, $1.2 million, or 4%, was held in domestic accounts with various institutions and approximately $25.6 million, or 96%, was held in accounts outside of the United States with various financial institutions.

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

 Description of Long-Term Indebtedness

First Lien Credit Facility

We have a $170.0 million first lien senior secured credit facility with General Electric Capital Corporation, Jefferies Finance LLC and the other financial institutions party thereto (as amended from time to time, the “First Lien Credit Facility”), consisting of $135.0 million of term loan commitments (as amended from time to time, the “First Lien Term Loan”) and $35.0 million of revolving loan commitments (as amended from time to time, the “Revolving Credit Facility”).   On April 18, 2012, the First Lien Credit Facility was amended to increase the First Lien term Loan commitments from $135.0 million to $157.0 million, resulting in an aggregate capacity of $192.0 million. We used the additional borrowing capacity under the First Lien Term Loan to repay in full all outstanding indebtedness under, and to terminate, the Second Lien Term Loan (as defined below) and to pay related fees and expenses. On September 19, 2012, we entered into a fourth amendment to the First Lien Credit Facility, which increased the Capital Expenditure Limitation covenant as discussed below in “Restrictive Covenants.”  On January 25, 2013, we entered into a fifth amendment to the First Lien Credit Agreement to provide more efficient capacity to move funds between foreign entities and clarify or correct certain other technical provisions in the agreement.

The First Lien Credit Facility matures in May 2016. Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, we pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of March 31, 2013, there was $179.1 million outstanding under the First Lien Credit Facility consisting of $154.6 million in term loans and $24.5 million in revolving loans, and the weighted average interest rate on such loans was 7.17%.  We had $8.0 million of capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

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

Restrictive Covenants.  The First Lien Credit Facility contains various restrictive covenants that include, among other things, restrictions or limitations on the Company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of its assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business our company conducts. For the twelve months ended March 31, 2013 and December 31, 2012, our company was subject to a Total Leverage Ratio not to exceed 5.50:1.00, respectively, and an Interest Coverage Ratio of not less than 2.25:1.00, respectively.  These ratios become progressively more restrictive over the term of the loans.  For the twelve months ended December 31, 2013, our Company will be subject to a Total Leverage Ratio not to exceed 5.00:1.00 and an Interest Coverage Ratio of not less than 2.45:1.00, respectively, and a maximum Capital Expenditure Limitation of approximately $20.8 million. For all periods presented, we were in compliance with all financial debt covenants under the existing agreements.

Second Lien Term Loan

In 2011, we also entered into a 5.5 year, $40.0 million second lien senior secured credit facility consisting of $40.0 million of term loan commitments (the “Second Lien Term Loan”). The Second Lien Term Loan was paid in full on April 18, 2012, and the arrangement was terminated.

Capital Leases –

On August 17, 2012, we entered into an equipment financing arrangement with CapitalSource Bank.  The lease is a three-year lease for equipment cost up to $10.0 million.  As of March 31, 2013, there was $2.9 million outstanding under this lease arrangement, with monthly payments of $0.1 million and an implied interest rate of 7.09%.

During 2012, we entered into three other capitalized leases with commercial financial institutions. These leases are for a term of three to four years for equipment cost of $0.3 million with implied interest rates from 5.42% to 8.72%. As of March 31, 2013, there was approximately $0.2 million outstanding under these leases.

Non-Dollar Denominated Credit Facilities –

As of March 31, 2013, we had seven credit facilities at our international locations.

We had two credit facilities with German banks in the amount of EUR 6.0 million ($7.7 million). These revolving credit facilities are secured by a corporate guarantee and bear interest at various market rates. These credit facilities are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of March 31, 2013, we had EUR 1.6 million ($2.1 million) outstanding under the lines of credit, EUR 2.1 million ($2.7 million) of bank guarantees outstanding, and EUR 2.3 million ($2.9 million) available under these credit facilities. In addition there was a EUR 0.2 million ($0.3 million) term loan with a German bank outstanding as of March 31, 2013, with a maturity date in March 2014.

We had three credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.2 million). These credit facilities bear interest at various market rates and are primarily for cash management purposes. We had EGP 4.7 million ($0.7 million) outstanding under the lines of credit, EGP 5.4 million ($0.8 million) of bank guarantees outstanding, and EGP 4.9 million ($0.7 million) available under these credit facilities as of March 31, 2013.

We had a BAHT 45.0 million ($1.5 million) revolving credit facility with Export-Import Bank of Thailand (“EXIM”), which has a termination date at the discretion of EXIM or us. This revolving credit facility bears interest at EXIM prime rate less 0.75% for BAHT borrowings and at LIBOR plus 3.5% for U.S. dollar borrowings. Repayments of principal are required within 90 days from the date of each draw down borrowing and interest is payable once a month on the last day of the month. The credit facility is secured by a BAHT 15.0 million ($0.5 million) cash deposit with EXIM. We had no letters of credit or amounts outstanding under the line of credit and BAHT 45.0 million ($1.5 million) available under these credit facilities as of March 31, 2013.

We had a BAHT 350.0 million ($11.9 million) Trade on Demand Financing (accounts receivable) facility with Thai Military Bank Public Company Limited (“TMB”).  This facility bears interest at LIBOR +1.75%, is unsecured and may be terminated at any time by either TMB or us. This facility permits us to borrow funds upon presentation of proper documentation of purchase orders or accounts receivable from our customers, in each case with a maximum term not to exceed 180 days. We maintain a bank account with TMB, assign rights to our accounts receivable used for borrowings under this facility, and instruct our customers to remit payments to our bank account with TMB.  TMB may, in its sole discretion, deduct or withhold funds from our bank account for settlement of any amounts owed by us under this facility. We had BAHT 133.1 million ($4.5 million) amounts outstanding and  BAHT 216.9 million ($7.4 million) available under this facility as of March 31, 2013.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities – continuing operations	$7,188	$(24,110)
Net cash used in investing activities – continuing operations	(16,220)	(5,507)
Net cash provided by financing activities – continuing operations	16,835	31,328
Effect of exchange rate changes on cash – continuing operations	910	(353)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $7.2 million for the three months ended March 31, 2013 compared to net cash used in operating activities of $24.3 million in the three months ended March 31, 2012. The $31.5 million increase was related primarily to the decrease in net loss, a decrease in accounts receivable and a smaller increase in inventory.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities consists primarily of:

•	capital expenditures for growth;

•	capital expenditures for facility maintenance, including machinery and equipment improvements to extend the useful life of the assets; and

•	the acquisition of SynTec

Net cash used in investing activities during the three months ended March 31, 2013 was $16.2 million compared to $5.5 million during the three months ended March 31, 2012. Capital expenditures during the three months ended March 31, 2013 were $6.0 million, which related to expansion in Asia Pacific and Middle East and construction in China.  Capital expenditures during the three months ended March 31, 2012 were $5.5 million. Net cash used in investing activities during the three months ended March 31, 2013 includes approximately $10.2 million related to the acquisition of SynTec LLC on February 4, 2013. See Item 1, note 3, “Acquisition of SynTec LLC,” to our unaudited condensed consolidated financial statements for information regarding this acquisition.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities consists primarily of borrowings and repayments related to our credit facilities and our IPO (in 2012).

Net cash provided by financing activities was $16.8 million during the three months ended March 31, 2013 compared to $31.3 million during the three months ended March 31, 2012. This change was due to the three months ended March 31, 2013 had net proceeds received from our debt of $16.9 million while the three months ended March 31, 2012 had the net proceeds from our IPO during February 2012 of $65.9 million, partially offset by the net repayment of $34.6 million on our debt.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Contingencies

We are a party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning our entire business. We do not believe these legal actions will, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

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

Furthermore, in certain direct sales and raw material acquisition situations, we are required to post performance bonds or bank guarantees as part of the contractual guarantee for performance. The performance bonds or bank guarantees can be in the full amount of the orders. To date we have not received any claims against any of the posted securities, most of which terminate at the final completion date of the orders. As of March 31, 2013, the Company had $6.3 million of bonds outstanding and $5.9 million of guarantees issued under its bank lines.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since December 31, 2012.

Goodwill allocated to Europe Africa, North America, Asia Pacific and Latin America was approximately $26.4 million, $22.8 million, $5.2 million, and $4.5 million, respectively, as of March 31, 2013.  As disclosed in our Form 10-K for the year ended December 31, 2012, the fair value of the reporting units exceeded the carrying value by approximately 14%, 5%, 124% and 112% for Europe Africa, North America, Asia Pacific, and Latin America, respectively, as of October 1, 2012, the date of our last impairment analysis.  A key assumption underlying our fair value calculations is the discounted cash flows for each of the reporting units.  Significant changes to the underlying assumptions used in our valuation approach, could lead to changes in the fair value and future impairments of goodwill.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks as of March 31, 2013 does not differ materially from the information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 28, 2013.

ITEM 4. CONTROLS AND PROCEDURES

As discussed below, we have implemented controls related to our previously identified material weakness and are reviewing the effectiveness of the controls  as of March 31, 2013.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Previously Identified Material Weakness

As previously discussed in Item 9A. “Controls and Procedures” of our 2012 Annual Report on Form 10-K, we reported the following material weakness with our internal control over financial reporting:

•	We did not maintaining effective control over the calculation of our income tax provisions as we did not have adequate review procedures in place.

Remediation of Material Weakness

During the three months ended March 31, 2013, we implemented the following additional procedures to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures:

•	We hired an outside public accounting firm to review and assist with the proper accounting and disclosure related to income taxes.

•	We implemented a tax validation process to assist in the management of all tax data.

We are  assessing  the design and testing the operating effectiveness of the newly implemented controls over the accounting and financial reporting of income taxes as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting  (as defined in Rule 13a-15 and Rule 15d-15 under the Exchange Act)  during the quarter ended March 31, 2013, except as described above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the status of our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 28, 2013.

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

Date:  May 10, 2013.

GSE HOLDING, INC.

By:  /s/ GREGG TAYLOR
Name: Gregg Taylor
Title: Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of GSE Holding, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 15, 2012)
3.2	Amended and Restated Bylaws of GSE Holding, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 15, 2012)
10.1
Fifth Amendment to First Lien Credit Agreement, dated as of January 25, 2013, by and among GSE Environmental, Inc. (f/k/a Gundle/SLT Environmental, Inc.), the other credit parties named therein, General Electric Capital Corporation, as agent and lender, and the other lenders party thereto. (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed on March 28, 2013)

10.2
Joinder to Amended and Restated Stockholders Agreement, dated as of January 14, 2013 by J. Michael Kirksey. (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K filed on March 28, 2013)

10.3+
Form of Restricted Stock Agreement pursuant to the GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1**
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (iv) Notes to Condensed Consolidated Financial Statements

_____________

*	Filed herewith.

+	Indicates management contract or compensatory plan or arrangement

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