Form 10-Q
period 2013-06-30
GSE Holding, Inc.
filed 2013-08-09
CIK 1275712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]  No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]  No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]  No [x]

As of August 2, 2013, 20,360,612 shares of the registrant’s common stock were outstanding.

GSE Holding, Inc.
FORM 10-Q
For the Quarter Ended June 30, 2013

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

The statements we make regarding the following subjects are forward-looking by their nature. These statements include, but are not limited to, statements about our beliefs concerning our capital expenditure requirements and liquidity needs; our beliefs regarding the impact of future regulations; our ability to secure project bids; our expectations regarding future demand for our products; our expectation that sales and total gross profits derived from outside North America will increase; our ability to manufacture our higher-margin proprietary products globally; and our belief in the sufficiency of our cash flows to meet our liquidity needs. The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors, that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include, but are not limited to, (i) general economic conditions and cyclicality in the markets we serve; (ii) our ability to secure project bids; (iii) increases in prices or disruptions in supply of the raw materials we use; (iv) our ability to develop new applications and markets for our products; (v) unexpected equipment failures or significant damage to our manufacturing facilities; (vi) competition; (vii) our ability to anticipate and effectively manage risks associated with our international operations; (viii) our ability to maintain compliance with debt covenants; (ix) currency exchange rate fluctuations; (x) our ability to retain key executives and other personnel; (xi) extensive and evolving environmental and health and safety regulations; and (xii) other factors described in more detail under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities Exchange Commission (the “SEC”) on March 28, 2013.

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

GSE Holding, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,940	$18,068
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,946 and $869, respectively	82,952	96,987
Other	3,344	3,626
Inventory, net	73,382	64,398
Deferred income taxes	1,299	1,111
Prepaid expenses and other	5,209	6,681
Income taxes receivable	1,739	1,538
Total current assets	180,865	192,409
Property, plant and equipment, net	74,618	70,172
Goodwill	34,888	58,895
Other assets	16,715	14,622
TOTAL ASSETS	$307,086	$336,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,046	$36,632
Accrued liabilities and other	16,349	23,045
Short-term debt	12,344	985
Current portion of long-term debt	3,112	3,147
Total current liabilities	74,851	63,809
Other liabilities	1,195	1,211
Deferred income taxes	—	1,078
Long-term debt, net of current portion	165,727	167,282
Total liabilities	241,773	233,380
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 20,379,350 and 19,846,684 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	204	198
Additional paid-in capital	131,280	130,617
Accumulated deficit	(64,712)	(28,372)
Accumulated other comprehensive income (loss)	(1,459)	275
Total stockholders’ equity	65,313	102,718
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$307,086	$336,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSE Holding, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$108,201	$139,168	$203,335	$234,085
Cost of Products	94,992	114,958	176,869	195,485
Gross profit	13,209	24,210	26,466	38,600
Selling, general and administrative expenses	13,422	11,814	27,461	22,739
Non-recurring initial public offering related costs	—	—	—	9,655
Amortization of intangibles	395	297	754	598
Impairment of goodwill	26,423	—	26,423	—
Operating income (loss)	(27,031)	12,099	(28,172)	5,608
Other expenses (income):
Interest expense, net of interest income	3,686	3,890	7,449	9,637
Loss on extinguishment of debt	—	1,555	—	1,555
Other expense	643	860	982	418
Income (loss) from continuing operations before income taxes	(31,360)	5,794	(36,603)	(6,002)
Income tax provision (benefit)	2,533	2,078	(263)	2,727
Income (loss) from continuing operations	(33,893)	3,716	(36,340)	(8,729)
Income (loss) from discontinued operations, net of tax	—	80	—	(241)
Net income (loss).	(33,893)	3,796	(36,340)	(8,970)
Other comprehensive income (loss):
Foreign currency translation adjustment	(232)	(1,844)	(1,734)	(708)
Comprehensive income (loss)	$(34,125)	$1,952	$(38,074)	$(9,678)

Basic net income (loss) per common share:
Continuing operations	$(1.69)	$0.19	$(1.82)	$(0.51)
Discontinued operations	—	0.01	—	(0.01)
	$(1.69)	$0.20	$(1.82)	$(0.52)
Diluted net income (loss) per common share:
Continuing operations	$(1.69)	$0.18	$(1.82)	$(0.51)
Discontinued operations	—	0.01	—	(0.01)
	$(1.69)	$0.19	$(1.82)	$(0.52)
Basic weighted-average common shares outstanding	20,067	19,338	19,985	17,230
Diluted weighted-average common shares outstanding	20,067	20,399	19,985	17,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSE Holding, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(36,340)	$(8,970)
Loss from discontinued operations	—	241
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Impairment of goodwill	26,423	—
Depreciation and amortization	8,746	9,315
Loss on extinguishment of debt	—	1,555
Stock-based compensation	433	4,341
Changes in operating assets and liabilities, net of effect of acquisitions:
Decrease (increase) in accounts receivable	15,591	(21,191)
Increase in inventory	(9,081)	(14,282)
Increase in accounts payable	4,022	3,606
All other items, net	(4,838)	(9,418)
Net cash provided by (used in) operating activities – continuing operations	4,956	(34,803)
Net cash used in operating activities – discontinued operations	—	(143)
Net cash provided by (used in) operating activities	4,956	(34,946)
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,851)	(13,206)
Acquisition of business, net of cash acquired	(9,657)	—
Net cash used in investing activities	(20,508)	(13,206)
Cash flows from financing activities:
Proceeds from lines of credit	61,986	53,673
Repayments of lines of credit	(51,129)	(51,013)
Proceeds from long-term debt	—	22,000
Repayments of long-term debt	(1,164)	(42,073)
Net proceeds from the exercise of stock options	235	—
Payments for debt issuance costs	(264)	(1,260)
Net proceeds from initial public offering	—	65,927
Net cash provided by financing activities – continuing operations	9,664	47,254
Effect of exchange rate changes on cash – continuing operations	760	560
Effect of exchange rate changes on cash – discontinued operations	—	26
Net decrease in cash and cash equivalents	(5,128)	(312)
Cash and cash equivalents at beginning of period	18,068	9,076
Cash and cash equivalents at end of period	$12,940	$8,764

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

2. Basis of Presentation —

The accompanying condensed consolidated financial statements have been prepared on the same basis as those in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012. The December 31, 2012 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (‘‘GAAP’’). These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. The Company believes that the disclosures herein are adequate to make the information presented not misleading. Operating results for the first six months of 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, and the notes thereto included in the 2012 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts as well as certain disclosures. The Company’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Certain reclassifications were made to the December 31, 2012 and June 30, 2012 consolidated financial statements to conform to the 2013 financial statement presentation.  These reclassifications did not have an impact on previously reported results.

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

4.  Goodwill —

In accordance with ASC 350, Intangibles - Goodwill and Other  (“ASC 350”), the Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if impairment indicators occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  The Company’s annual assessment date is October 1.

During the second quarter of 2013, the Company performed an interim assessment of goodwill related to its Europe Africa reporting unit, due to indications that the fair value of this reporting unit may be less than its carrying amount.  Such indications included a continued weakening of economic conditions, under-achievement of previous financial projections and projected continued difficulties in the European market. Based on these indications, an interim impairment test was performed, which resulted in an impairment charge totaling $26.4 million was recorded.

In performing the interim goodwill impairment test, the Company considered three generally accepted approaches for valuing a business: the income, market and cost approaches. Based on the nature of the business, and the current and expected financial performance, it was determined that the market and income approaches were the most appropriate methods for estimating the fair value of the reporting unit. For the income approach the discounted cash flow method was utilized, and considered such factors as sales, depreciation, amortization, capital expenditures, incremental working capital requirements, tax rate and discount rate. Consideration of these factors inherently involves a significant amount of judgment, and significant movements in sales or changes in the underlying assumptions may result in fluctuations of estimated fair value.  For the market approach both the guidelines public company and the comparable transaction methods were used.   The Company considered such factors as appropriate guideline companies, appropriate comparable transactions and control premiums. In determining the fair value of the reporting unit, it was determined that the income approach provided a better indication of value than the market approach. As such, a 65% weighting was assigned to the income approach and a 35% weighting was assigned to the market approach in estimating the value of the reporting unit.

The table below reflects the changes in goodwill by reporting unit during the six months ended June 30, 2013 (in thousands):

	North America	Europe Africa	Asia Pacific	Latin America	Total

Balance at December 31, 2012	$22,828	$26,423	$5,205	$4,439	$58,895
Acquisition of SynTec LLC	2,922	—	—	—	2,922
Balance at March 31, 2013	25,750	26,423	5,205	4,439	61,817
Impairment Charge	—	(26,423)	—	—	(26,423)
SynTec LLC Purchase Price Adjustment	(506)	—	—	—	(506)
Balance at June 30, 2013	$25,244	$—	$5,205	$4,439	$34,888

5.  Acquisition of SynTec LLC —

On February 4, 2013, the Company acquired SynTec LLC ("SynTec”), which is now a wholly-owned subsidiary of the Company. Pursuant to the Unit Purchase Agreement dated as of February 4, 2013, the Company acquired all of the outstanding shares of SynTec. The total amount of consideration paid in connection with the acquisition was approximately $9.7 million, and this acquisition was funded with existing cash on hand. The SynTec business is reflected in the North America reporting segment and was acquired by the Company in order to expand its existing market share with additional products, which are complementary to the Company’s existing products.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date (in thousands). The Company incurred approximately $0.7 million of transaction expenses in connection with this acquisition, which are included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Accounts receivable	$2,079
Inventory	1,449
Other current assets	26
Property, plant and equipment	1,335
Identifiable intangible assets	5,121
Goodwill	2,416
Accounts payable and accrued liabilities	(2,769)
Net assets acquired	$9,657

The prior purchase price allocation was revised during the three months ended June 30, 2013 in connection with the final working capital settlement of approximately $0.6 million and final appraisal of the machinery and equipment, resulting in a $0.6 million increase in the estimated fair value of the machinery and equipment, and a decrease in the estimated fair values of goodwill ($0.5 million), identifiable intangible assets ($0.5 million) and working capital ($0.2 million). The results of operations for the three months ended March 31, 2013 were not restated as the effect of the revised purchase price allocation was immaterial. As a result of this acquisition, the Company recognized a total of $5.1 million of identifiable intangible assets and $2.4 million of goodwill. The total amount of goodwill is deductible for tax purposes. The results of operations of SynTec are reported in the Company’s condensed consolidated financial statements from the date of the acquisition. SynTec net sales for the three and six months ended June 30, 2013 were approximately $3.4 million and $5.1 million, respectively, and Syntec’s net loss was not material. Pro forma information for the three and six months ended June 30, 2013 and 2012 is not presented as the acquisition was not a material acquisition.

6. Net Income (Loss) per Share

The Company computes basic net income (loss) per share by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of employee stock options is reflected in diluted net loss per share by applying the treasury stock method.

The Company recorded a net loss for the three months ended June 30, 2013 and the six months ended June 30, 2013 and 2012, respectively. Potential common shares are anti-dilutive in periods which the Company records a net loss because they would reduce the respective period’s net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share. As a result, net diluted loss per share was equal to basic net loss per share in the three months ended June 30, 2013 and the six months ended June 30, 2013 and 2012, respectively. There were approximately 1.2 million and 1.9 million stock options outstanding at June 30, 2013 and 2012, respectively.  Of these, 0.5 million and 1.1 million for June 30, 2013 and 2012, respectively, had exercise prices lower than the average price of Company common shares as of each of those dates. These in-the-money options would have been included in the calculation of diluted earnings per share had the Company not reported a net loss in each of the respective periods. The Company recorded net income during the three months ended June 30, 2012, and included 1.1 million shares related to in-the money options in the diluted weighted-average common shares outstanding for the calculation of diluted net income per share.

7. Inventory –

Inventory consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$31,608	$31,563
Finished goods	40,062	30,849
Supplies	4,749	4,424
Obsolescence and slow moving allowance	(3,037)	(2,438)
	$73,382	$64,398

8. Property, Plant and Equipment –

Property, plant and equipment consisted of the following:

	Estimated useful lives years			June 30, 2013	December 31, 2012
				(in thousands)
Land				$6,438	$4,832
Buildings and improvements	7	-	30	32,534	29,515
Machinery and equipment	3	-	10	122,741	117,852
Software			3	8,754	8,400
Furniture and fixtures	3	-	5	816	785
				171,283	161,384
Less – accumulated depreciation and amortization				(96,665)	(91,212)
				$74,618	$70,172

Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $3.5 million and $3.2 million, respectively.  Depreciation and amortization expense for the six months ended June 30, 2013 and 2012 was $6.8 million and $6.5 million, respectively.

9. Intangible Assets –

Intangible assets consisted of the following:

	Estimated useful lives years			June 30, 2013	December 31, 2012
				(in thousands)
Customer lists	5	-	20	$29,300	$25,449
Trademarks			5	1,082	—
Non-compete agreements	1	-	10	2,556	2,469
Other			1	363	363
				33,301	28,281
Less accumulated amortization				(27,392)	(26,732)
Intangible assets, net				$5,909	$1,549

Amortization expense for intangible assets during the three months ended June 30, 2013 and 2012 was $0.4 million and $0.3 million, respectively.  Amortization expense for intangible assets during the six months ended June 30, 2013 and 2012 was $0.8 million and $0.6 million, respectively.

10. Accrued Liabilities and Other –

Accrued liabilities and other consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Customer prepayments	$446	$759
Accrued operating expenses	4,476	5,951
Self-insurance reserves	1,598	1,758
Compensation and benefits	2,832	6,786
Accrued interest	2,735	2,522
Taxes, other than income	1,433	2,023
Income taxes payable	483	1,691
Deferred income taxes	739	1,156
Other accrued liabilities	1,607	399
	$16,349	$23,045

11. Long-Term Debt –

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
First Lien Credit Facility	$167,162	$168,177
Capital Lease – Capital Source Bank	2,582	3,156
Other Capital Leases	189	230
Term Loan – German bank secured by equipment, 5.15%, maturing March 2014	245	407
	170,178	171,970
Less – current maturities	(3,112)	(3,147)
Unamortized discount on first lien credit facility	(1,339)	(1,541)
	$165,727	$167,282

First Lien Credit Facility –

The Company has a first lien senior secured credit facility originally in the amount of $170.0 million with General Electric Capital Corporation, Jefferies Finance LLC and the other financial institutions party thereto (as amended from time to time, the “First Lien Credit Facility”), consisting of term loan commitments originally in the amount of $135.0 million (as amended from time to time, the “First Lien Term Loan”) and $35.0 million of revolving loan commitments (as amended from time to time, the “Revolving Credit Facility”).

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

Restrictive Covenants.  The First Lien Credit Facility contains various restrictive covenants that include, among other things, restrictions or limitations on the Company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of its assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business the Company conducts. For the twelve months ended June 30, 2013 and December 31, 2012, the Company was subject to a Total Leverage Ratio (which is based on a trailing twelve months calculation) not to exceed 5.25 and 5.50:1.00, respectively, and an Interest Coverage Ratio of not less than 2.25:1.00 and 2.15:1.00, respectively.  As of June 30, 2013, the Company was not in compliance with the Total Leverage Ratio covenant necessitating a waiver and sixth amendment to the facility as discussed below. As of June 30, 2013, the Company was in compliance with all other covenants under the First Lien Facility.

Waiver of Default and Sixth Amendment. On July 30, 2013, the Company entered into a sixth amendment to the First Lien Credit Facility (the “Sixth Amendment”).  Pursuant to the Sixth Amendment, the lenders waived the Company’s default arising as a result of the failure by the Company to be in compliance with the maximum total leverage ratio as of June 30, 2013.  The maximum Total Leverage Ratio for the twelve months ending September 30, 2013, December 31, 2013, and March 31, 2014 was also modified to 6.50:1.00, 6.25:1.00, and 5.17:1.00, respectively.  Beyond March 31, 2014, the maximum Total Leverage Ratios covenants, which become more restrictive, were not changed by the Sixth Amendment. Although the Company can make no assurances, it expects to meet the covenants for each of the twelve months ending September 30, 2013, December 31, 2013, March 31, 2014, and June 30, 2014, based on the current projections. Accordingly, the debt has been classified as long-term on the consolidated balance sheet.

In addition, commencing on October 31, 2013 and continuing until the Company’s Total Leverage Ratio is less than 5.00:1.00 (the “Required Leveraged Date”), the Total Leverage Ratio as of the last day of any fiscal month that is the first or second fiscal month of a fiscal quarter must not be greater than the Total Leverage Ratio for the most recently completed fiscal quarter.

The Sixth Amendment also increased the margin on the loans by 200 basis points, modified the definition of “EBITDA” to exclude certain expenses from the calculation of EBITDA for purpose of calculating certain debt covenants, and reduced the Company’s borrowing capacity under the revolving credit facility from $35.0 million to approximately $21.5 million, $3.0 million of which may be used for letters of credit. After the Sixth Amendment, the Company has utilized the full capacity under the First Lien Credit Facility, and has $8.0 million available under the New First Lien Revolving Credit Agreement as discussed further below.

In accordance with the Sixth Amendment, the Company must use its best efforts to raise at least $30.0 million of additional unsecured mezzanine indebtedness or other subordinated capital, reasonably acceptable to General Electric Capital Corporation, on or before October 31, 2013.  The first $20.0 million of this mezzanine indebtedness will be applied to pay down the First Lien Credit Facility.  If the Company is not successful in this regard, the margin on the loans will increase by 50 basis points each quarter after October 31, 2013.

The First Lien Credit Facility matures in May 2016. Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, the Company pays a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of June 30, 2013, there was $167.2 million outstanding under the First Lien Credit Facility consisting of $154.2 million in term loans and $13.0 million in revolving loans, and the weighted average interest rate on such loans was 7.18%.  The Company had $19.5 million of capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

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

New First Lien Revolving Credit Agreement

On August 8, 2013, the Company entered into a new $8.0 million First Lien Revolving Credit Agreement (the “First Lien Revolving Facility”) with General Electric Capital Corporation (the “Agent”) and the other financial institutions party thereto.

The First Lien Revolving Facility matures on October 31, 2013. Borrowings under the First Lien Revolving Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate.  In addition to paying interest on outstanding borrowings under the First Lien Revolving Facility, the Company pays a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  The other terms of this facility are generally the same as the Company’s First Lien Credit Agreement, as amended.

Second Lien Term Loan –

In 2011, the Company also entered into a 5.5 year, $40.0 million second lien senior secured credit facility consisting of $40.0 million of term loan commitments (the “Second Lien Term Loan”). The Second Lien Term Loan was paid in full on April 18, 2012, and the arrangement was terminated.

Capital Leases –

On August 17, 2012, the Company entered into an equipment financing arrangement with CapitalSource Bank.  The lease is a three-year lease for equipment cost up to $10.0 million.  As of June 30, 2013, there was $2.6 million outstanding under this lease arrangement, with monthly payments of $0.1 million and an implied interest rate of 7.09%.

During 2012, the Company entered into three other capitalized leases with commercial financial institutions. These leases are for terms of three to four years for equipment cost of $0.3 million with implied interest rates from 5.42% to 8.72%. As of June 30, 2013, there was approximately $0.2 million outstanding under these leases.

Non-Dollar Denominated Credit Facilities –

As of June 30, 2013, the Company had seven credit facilities with several of its international subsidiaries.

The Company has two credit facilities with German banks in the amount of EUR 6.0 million ($7.8 million). These revolving credit facilities bear interest at various market rates, and are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of June 30, 2013, there were no balances outstanding under the lines of credit, EUR 2.1 million ($2.7 million) of bank guarantees and letters of credit outstanding, and EUR 3.9 million ($5.1 million) available under these credit facilities. In addition there was a EUR 0.2 million ($0.3 million) secured term loan with a German bank outstanding as of June 30, 2013, with a maturity date in March 2014.

The Company has three credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.1 million). These credit facilities bear interest at various market rates and are primarily for cash management purposes. There was EGP 7.8 million ($1.1 million) outstanding under these lines of credit, EGP 5.1 million ($0.7 million) of bank guarantees and letters of credit outstanding, and EGP 2.1 million ($0.3 million) available under these credit facilities as of June 30, 2013.

The Company has a BAHT 350.0 million ($11.3 million) Trade on Demand Financing (accounts receivable) facility with Thai Military Bank Public Company Limited (“TMB”).  This facility bears interest at LIBOR plus1.75%, is unsecured and may be terminated at any time by either TMB or the Company. This facility permits the Company to borrow funds upon presentation of proper documentation of purchase orders or accounts receivable from our customers, in each case with a maximum term not to exceed 180 days. The Company maintains a bank account with TMB, assigns rights to the accounts receivable used for borrowings under this facility, and instructs these customers to remit payments to the bank account with TMB.  TMB may, in its sole discretion, deduct or withhold funds from the Company’s bank account for settlement of any amounts owed by the Company under this facility. There was approximately BAHT 350.0 million ($11.3 million) outstanding and with no amounts available under this facility as of June 30, 2013.

The Company had a BAHT 45.0 million ($1.4 million) revolving credit facility with Export-Import Bank of Thailand (“EXIM”), which had a termination date at the discretion of EXIM or the Company. During the three months ended June 30, 2013, the Company notified EXIM it was electing to terminate this credit facility and, accordingly, EXIM returned the cash deposit security of BAHT 15.0 million ($0.5 million) to the Company.

12. Fair Value of Financial Instruments –

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of $170.2 million as of June 30, 2013 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

The Company has assets and liabilities measured and recorded at fair value on a non-recurring basis.  These non-financial assets and liabilities include, property, plant and equipment, intangible assets and liabilities acquired in a business combination as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the SynTec acquisition, as discussed in Note 5, were measured at fair value by the Company at the acquisition date. The excess earnings method was used in determining the fair value of customer relationships included in identifiable intangible assets and the relief from royalty method was used in determining the fair value of the trade name / marks included in identifiable intangible assets. The fair value of the property, plant and equipment was determined based on an independent appraisal of a third party. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment (see Note 4) was primarily based on observable inputs using company specific information and is classified as Level 3.

13. Stock-Based Compensation –

As of June 30, 2013 there were approximately 1.2 million stock options outstanding with an exercise price range of $0.67 to $11.57 and a weighted average exercise price of $4.92. There were 74,750 and 94,750 options granted during the three and six months ended June 30, 2013, respectively. There were 116,935 and 191,872 shares of restricted stock granted with a three year vesting period during the three and six months ended June 30, 2013, respectively. During the three months ended June 30, 2012, 200,650 stock options were granted. Also during the three months ended June 30, 2012, 57,300 shares of restricted stock were granted with a three year vesting period.

There was $0. 3 million and $0.1 million of stock-based compensation expense related to stock options and restricted stock for the three and six months ended June 30, 2013, respectively, and less than $0.1 million of stock-based compensation expense for the three months ended June 30, 2012.  For the six months ended June 30, 2012, stock-based compensation expense of $4.3 million was recognized related to 478,467 shares of fully vested common stock that was issued to certain key executives and directors in connection with the IPO.

All outstanding stock options are held by employees and former employees of the Company and have an expiration date of 10 years from the date of grant. At June 30, 2013, the average remaining contractual life of options outstanding and exercisable was 3.3 years.

14. Income Taxes –

Income tax expense from continuing operations for the three months ended June 30, 2013 and 2012 was $2.5 million and $2.1 million, respectively.  Income tax expense (benefit) from continuing operations for the six months ended June 30, 2013 and 2012 was ($0.3) million and $2.7 million, respectively. The effective tax rates were (8.1%) and 35.9% for the three months ended June 30, 2013 and 2012, respectively, and 0.7% and (45.4%) for the six months ended June 30, 2013 and 2012 respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate in 2013 is due to the mix of the international jurisdictional rates, nondeductible goodwill impairment and U.S. permanent differences relating to foreign taxes.

15. Commitments and Contingencies –

Warranties

The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company’s employees. The Company accrues a warranty reserve based on estimates for warranty claims. This estimate is based on historical claims history and current business activities and is accrued as a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s operations for warranty obligations for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012
	(in thousands)
Balance at January 1,	$1,175	$2,225
Changes in estimates	(15)	9
Payments	—	(35)
Balance at March 31,	1,160	2,199
Changes in estimates	(178)	(739)
Payments	—	(42)
Balance at June 30,	$982	$1,418

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

Bonding – Bank Guarantees –

The Company, in some direct sales and raw material acquisition situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date the Company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts. As of June 30, 2013, the Company had $6.0 million of bonds outstanding and $5.9 million of guarantees and letters of credit issued under its bank lines.

Litigation and Claims –

The Company is a party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes it is not probable and reasonably estimable that resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

16. Related Party Transaction –

Management Agreement with CHS Management IV LP

In connection with the 2004 acquisition of the Company by CHS, the Company and GEO Holdings entered into a management agreement with CHS Management IV LP (“CHS Management”) a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV. Pursuant to the management agreement, CHS Management provided certain financial and management consulting services to GEO Holdings and to the Company. In consideration of those services, the Company paid fees to CHS Management in an aggregate annual amount of $2.0 million payable in equal monthly installments. Under the management agreement, the Company paid and expensed $0.2 million during the six months ended June 30, 2012. In connection with the Company’s IPO, the management agreement was terminated and a fee of $3.0 million was paid and expensed during the six months ended June 30, 2012. The amounts paid to CHS are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2013, there were no amounts payable to CHS under the terminated agreement.

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

	Three months ended June 30, 2013
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$46,275	$28,832	$22,002	$7,278	$3,814	$108,201
Intersegment sales	7,660	73	2,454	—	546	10,733
Total segment net sales	53,935	28,905	24,456	7,278	4,360	118,934
Gross profit	8,299	919	2,933	692	366	13,209
Gross margin	17.9%	3.2%	13.3%	9.5%	13.3%	12.2%

	Three months ended June 30, 2012
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$60,106	$41,167	$24,074	$11,197	$2,624	$139,168
Intersegment sales	8,192	—	2,310	—	1,162	11,664
Total segment net sales	68,298	41,167	26,384	11,197	3,786	150,832
Gross profit	12,831	5,338	3,853	1,839	349	24,210
Gross margin	21.3%	13.0%	16.0%	16.4%	13.3%	17.4%

	Six months ended June 30, 2013
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$87,649	$51,185	$38,589	$18,983	$6,929	$203,335
Intersegment sales	14,609	97	6,241	—	1,583	22,530
Total segment net sales	102,258	51,282	44,830	18,983	8,512	225,865
Gross profit	17,245	1,076	5,132	2,203	810	26,466
Gross margin	19.7%	2.1%	13.3%	11.6%	11.7%	13.0%

	Six months ended June 30, 2012
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$96,332	$67,018	$42,644	$23,673	$4,418	$234,085
Intersegment sales	18,572	—	5,452	—	2,326	26,350
Total segment net sales	114,904	67,018	48,096	23,673	6,744	260,435
Gross profit	22,062	6,299	7,173	2,598	468	38,600
Gross margin	22.9%	9.4%	16.8%	11.0%	10.6%	16.5%

The following tables reconcile the segment net sales information presented above to the consolidated financial information.

	Reconciliation to Consolidated Sales
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Total segment net sales	$118,934	$150,832	$225,865	$260,435
Intersegment sales	(10,733)	(11,664)	(22,530)	(26,350)
Consolidated net sales	$108,201	$139,168	$203,335	$234,085

The following tables present information about assets of the Company’s reportable segments (in thousands):

	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total

December 31, 2012	$229,272	$62,154	$66,283	$38,774	$16,715	$413,188
June 30, 2013	$196,207	$56,905	$66,374	$30,185	$18,602	$368.273

	Reconciliation to Consolidated Assets
	June 30, 2013	December 31, 2012

Total segment assets	$368,273	$413,188
Intersegment balances	(61,187)	(77,090)
Consolidated assets	$307,086	$336,098

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading global provider of sales of highly engineered geosynthetic containment solutions for environmental protection and confinement applications. Our products are used in a wide range of infrastructure end markets such as mining, waste management, liquid containment (including water infrastructure, agriculture and aquaculture), coal ash containment, and shale oil and gas. We are one of the few providers with the full suite of products required to deliver customized solutions for complex projects on a global basis, including geomembranes, drainage products, geosynthetic clay liners (“GCLs”), nonwoven geotextiles, and specialty products. We have a global infrastructure that includes seven manufacturing facilities located in the United States, Germany, Chile, Egypt and Thailand, 18 regional sales offices located in 12 countries and engineers and technical salespeople located on four continents. We generate the majority of our sales outside of North America, including high-growth emerging markets in Asia, Latin America, Africa and the Middle East. Our comprehensive product offering and global infrastructure, along with our extensive relationships with customers and end-users, provide us with access to high-growth markets worldwide and the flexibility to serve customers regardless of geographic location.

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

The following table presents our net sales and gross profit by segment for the period presented, as well as gross profit as a percentage of net sales from each segment:

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Three months ended June 30, 2013
Net sales	$46,275	$28,832	$22,002	$7,278	$3,814
Gross profit	8,299	919	2,933	692	366
Gross margin	17.9%	3.2%	13.3%	9.5%	9.6%

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Six months ended June 30, 2013
Net sales	$87,649	$51,185	$38,589	$18,983	$6,929
Gross profit	17,245	1,076	5,132	2,203	810
Gross margin	19.7%	2.1%	13.3%	11.6%	11.7%

The following table presents our net sales from each segment, as a percentage of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
North America	42.8%	43.2%	43.1%	41.2%
Europe Africa	26.7	29.6	25.2	28.6
Asia Pacific	20.3	17.3	19.0	18.2
Latin America	6.7	8.0	9.3	10.1
Middle East	3.5	1.9	3.4	1.9
Total	100.0%	100.0%	100.0%	100.0%

North America

North America net sales decreased $13.8 million, or 23.0%, during the three months ended June 30, 2013 to $46.3 million from $60.1 million during the three months ended June 30, 2012. Net sales decreased $15.4 million  due to lower volumes. Volumes were impacted by increased competitor manufacturing capacity, which led to increased pricing pressure.  North America gross profit decreased $4.5 million, or 35.2%, to $8.3 million during the three months ended June 30, 2013 from $12.8 million in the prior year period due to the decrease in volumes, changes in product mix, and competitive pricing pressure.

North America net sales decreased $8.7 million, or 9.0%, during the six months ended June 30, 2013 to $87.6 million from $96.3 million in the six months ended June 30, 2012. Lower volumes and changes in product mix were the primary reasons for the decrease in net sales. North America gross profit decreased $4.9 million, or 22.2%, during the six months ended June 30, 2013 to $17.2 million from $22.1 million in the prior year period due to the decrease in volumes, lower margins due to competitive pricing pressure, and changes in product mix.

Europe Africa

The weakening European economy had a negative effect on net sales and gross profit during the three and six months ended June 30, 2013.

Europe Africa net sales decreased $12.4 million, or 30.1%, during the three months ended June 30, 2013 to $28.8 million from $41.2 million in the three months ended June 30, 2012. Net sales decreased $12.8 million due to lower volumes and $2.1 million due to changes in product mix. Europe Africa net sales were positively affected by $1.4 million from changes in foreign currency exchange rates and $1.1 million due to an increase in selling prices. Europe Africa gross profit decreased $4.4 million, or 83.0%, to $0.9 million in the three months ended June 30, 2013 compared to $5.3 million in the three months ended June 30, 2012 primarily due to changes in product mix and lower volume shipped.

Europe Africa net sales decreased $15.8 million, or 23.6%, during the six months ended June 30, 2013 to $51.2 million from $67.0 million in the prior year period. Lower volumes and changes in product mix decreased net sales by $19.1 million. Europe Africa net sales were positively affected by $1.9 million from increased selling prices and $1.4 million due to changes in foreign currency exchange rates. Europe Africa gross profit decreased $5.2 million, or 82.5%, to $1.1 million in the six months ended June 30, 2013 compared to $6.3 million in the six months ended June 30, 2012 primarily due to changes in product mix and decreased volumes.

Asia Pacific

Asia Pacific net sales decreased $2.1 million, or 8.7%, during the three months ended June 30, 2013 to $22.0 million from $24.1 million in the three months ended June 30, 2012. Lower volumes decreased net sales by $3.0 million which was partially offset by changes in product mix and increased selling prices. Asia Pacific gross profit decreased $1.0 million, or 25.6%, during the three months ended June 30, 2013 to $2.9 million from $3.9 million in the prior year period. Gross profit decreased $1.5 million due to increased manufacturing costs and lower volumes partially offset by changes in product mix.

Asia Pacific net sales decreased $4.0 million, or 9.4%, during the six months ended June 30, 2013 to $38.6 million from $42.6 million in the six months ended June 30, 2012. Lower volumes decreased net sales by $6.3 million which was partially offset by increased selling prices and changes in product mix. Asia Pacific gross profit decreased $2.1 million, or 29.2%, during the six months ended June 30, 2013 to $5.1 million from $7.2 million in the prior year period. Gross profit decreased $2.8 million due to increased manufacturing costs and lower volumes, partially offset by changes in in product mix.

Latin America

Latin America net sales decreased $3.9 million, or 34.8%, during the three months ended June 30, 2013 to $7.3 million from $11.2 million in the three months ended June 30, 2012 primarily due to lower volumes. Latin America gross profit decreased $1.1 million, or 61.1%, during the three months ended June 30, 2013 to $0.7 million from $1.8 million in the prior year period primarily due to the lower volumes.

Latin America net sales decreased $4.7 million, or 19.8%, during the six months ended June 30, 2013 to $19.0 million from $23.7 million in the six months ended June 30, 2012 primarily due to lower volumes. Latin America gross profit decreased $0.4 million, or 15.4%, during the six months ended June 30, 2013 to $2.2 million from $2.6 million in the six months ended June 30, 2012 primarily due to lower volumes.

Middle East

Middle East net sales increased $1.2 million, or 46.2% to $3.8 million during the three months ended June 30, 2013 from $2.6 million in the three months ended June 30, 2012 primarily due to an increase in volumes and increases in selling prices. Middle East net sales were negatively affected by $0.6 million from changes in foreign currency exchange rates. Middle East gross profit increased $0.1 million, or 33.3%, to $0.4 million in the three months ended June 30, 2013 from $0.3 million in the three months ended June 30, 2012 primarily due to higher volumes.

Middle East net sales increased $2.5 million, or 56.8% to $6.9 million during the six months ended June 30, 2013 from $4.4 million in the six months ended June 30, 2012 primarily due to an increase in volumes and increases in selling prices. Middle East gross profit increased $0.3 million, or 60.0%, to $0.8 million in the six months ended June 30, 2013 from $0.5 million in the prior year period primarily due to the increase in volumes.

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

Environmental Regulations.  Our business is influenced by international levels of environmental regulation and mandated geosynthetics specifications, which vary across jurisdictions and by end market. For example, China has addressed the need for increased environmentally sound solid waste disposal resources in its twelfth five-year plan, the most recent in a series of economic development initiatives, which mandates the investment of 180 billion Yuan, or approximately $28 billion, in the urban waste disposal sector between 2011 and 2015. Environmental regulations often require the use of geosynthetic products to contain materials and protect groundwater in various types of projects. In emerging markets, waste management and water infrastructure projects are driven by an ongoing increase in environmental awareness and regulation that has developed through the continued urbanization and increased affluence of these economies.

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

Resin Cost Volatility.  Resin-based material, derived from crude petroleum and natural gas, accounted for 78.5% and 79.4% of our cost of products for the three and six months ended June 30, 2013, respectively. Our ability to both manage the cost of our resin purchases as well as pass fluctuations in the cost of resin through to our customers is critical to our profitability. Fluctuations in the price of crude oil impact the cost of resin. In addition, planned and unplanned outages in facilities that produce polyethylene and its feedstock materials have historically impacted the cost of resin. In 2010, we implemented successful performance initiatives that focused on reducing the risk of volatility in resin costs on our profitability. We have developed policies, procedures, tools and organizational training procedures to enable better resin cost management and facilitate the efficient pass through of increases in our resin costs to our customers. These initiatives included diversifying our resin sources, hiring a polyethylene expert to lead procurement, implementing pricing tools that account for projected resin pricing, institutionalizing a bid approval process, creating a plant sourcing decision model, and running a large project tracking process. While the significant majority of our products are sold under orders that include 30-day re-pricing provisions at our option, and while we have taken advantage of this option in the past, the policies, processes, tools and organizational training procedures described above allow us to limit the need to re-price projects already under contract. This, in turn, helps us better manage our relationships with our customers. We believe that managing the risks associated with volatility in resin costs is now among our critical and core competencies.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

	Three Months Ended June 30,		Period over
	2013	2012	Period Change
	(in thousands)

Net sales	$108,201	$139,168	$(30,967)	(22.3)%
Cost of products	94,992	114,958	(19,966)	(17.4)
Gross profit	13,209	24,210	(11,001)	(45.4)
Selling, general and administrative expenses	13,422	11,814	1,608	13.6
Amortization of intangibles	395	297	98	33.0
Impairment of goodwill	26,423	—	26,423	N/A
Operating income	(27,031)	12,099	(39,130)	*
Other expenses:
Interest expense, net	3,686	3,890	(204)	(5.2)
Loss on extinguishment of debt	—	1,555	(1,555)	(100.0)
Other expense, net	643	860	(217)	(25.2)
(Loss) income from continuing operations before income taxes	(31,360)	5,794	(37,154)	*
Income tax provision	2,533	2,078	455	21.9
Income (loss) from continuing operations	$(33,893)	$3,716	$(37,609)	*

* Not meaningful

Net sales

Consolidated net sales decreased $31.0 million, or 22.3%, to $108.2 million for the three months ended June 30, 2013 from $139.2 million for the three months ended June 30, 2012. Consolidated net sales decreased $32.9 million due to lower volumes and $1.8 million for changes in product mix. Net sales were positively affected by approximately $0.8 million from changes in foreign currency exchange rates, principally the Euro.

Cost of Products

Cost of products decreased $20.0 million, or 17.4%, to $95.0 million for the three months ended June 30, 2013 from $115.0 million for the three months ended June 30, 2013. Cost of products decreased $27.0 million due to the lower volumes, which was partially offset by increases in raw material cost, which was passed on to our customers as reflected in the increase in sales prices and changes in foreign currency exchange rates.

Gross Profit

Consolidated gross profit for the three months ended June 30, 2013 decreased $11.0 million, or 45.4%, to $13.2 million compared to $24.2 million in the prior year period due to the factors noted above. Gross profit as a percentage of net sales was 12.2% for the three months ended June 30, 2013 compared with 17.4% for the three months ended June 30, 2012. The decrease in gross profit as a percentage of net sales was due to the weakening European economy and competitive pricing pressure in North America.

Selling, General and Administrative Expenses

SG&A expense for the three months ended June 30, 2013 was $13.4 million compared to $11.8 million for the three months ended June 30, 2012, an increase of $1.6 million. SG&A expense for the three months ended June 30, 2013 increased approximately $1.0 million in costs associated with increased personnel and increased bad debt expense of $0.6 million primarily relating to European customers. SG&A as a percentage of net sales for the three months ended June 30, 2013 was 12.4% compared to 8.5% for the three months ended June 30, 2012.

Goodwill

During the second quarter of 2013, we performed an interim assessment of goodwill related to our Europe Africa reporting unit, due to indications that the fair value of this reporting unit may be less than its carrying amount.  Such indications included a continued weakening of economic conditions, under-achievement of previous financial projections and projected continued difficulties in the European market.  Based on these indications, an interim impairment test was performed, which resulted in an impairment charge totaling $26.4 million was recorded. (See Note 4 “Goodwill” in the Notes to Unaudited Condensed Consolidated Financial Statements).

Other Expenses (Income)

Interest expense was $3.7 million for the three months ended June 30, 2013 compared to $3.9 million for the three months ended June 30, 2012. The $0.2 million decrease in interest expense in the three months ended June 30, 2013 was due to lower interest rates on higher debt balances outstanding 2013. The weighted average debt balance outstanding was $187.4 million and $176.9 million for the three months ended June 30, 2013 and 2012, respectively, and weighted average effective interest rates were 6.6% and 7.5% for the three months ended June 30, 2013 and 2012, respectively.

Income Tax Expense (benefit)

Income tax expense from continuing operations for the three months ended June 30, 2013 and 2012 was $2.5 million and $2.1 million, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate in 2013 is due to the mix of the international jurisdictional rates, nondeductible goodwill impairment and U.S. permanent differences relating to foreign taxes.

Adjusted EBITDA

Adjusted EBITDA from continuing operations was $3.9 million during the three months ended June 30, 2013, a decrease of $12.1 million, or 75.6%, from $16.0 million during 2012. The decrease in Adjusted EBITDA was primarily due to a decrease in our gross profit of $11.0 million and an increase in our SG&A expense of $1.6 million.

Adjusted EBITDA represents net income or loss from continuing operations before interest expense, income tax expense, depreciation and amortization of property, plant and equipment and intangibles, foreign currency transaction gains/losses, restructuring expenses, certain professional fees, stock-based compensation expense, management fees paid to CHS, public offering related costs, and impairment of goodwill.   Disclosure in this Quarterly Report on Form 10-Q of Adjusted EBITDA,  which is a “non-GAAP financial measure,” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss), income (loss) from continuing operations, earnings per share or any other performance measures derived in accordance with GAAP. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items.

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

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

	Six Months Ended June 30,		Period over
	2013	2012	Period Change
	(in thousands)

Net sales	$203,335	$234,085	$(30,750)	(13.1)%
Cost of products	176,869	195,485	(18,616)	(9.5)
Gross profit	26,466	38,600	(12,134)	(31.4)
Selling, general and administrative expenses	27,461	22,739	4,722	20.8
Non-recurring initial public offering related costs	—	9,655	(9,655)	(100.0)
Amortization of intangibles	754	598	156	26.1
Impairment of goodwill	26,423	—	26,423	N/A
Operating income	(28,172)	5,608	(33,780)	*
Other expenses (income):
Interest expense, net	7,449	9,637	(2,188)	(22.7)
Loss on extinguishment of debt	—	1,555	(1,555)	(100.0)
Other expense, net	982	418	564	134.9
Loss from continuing operations before income taxes	(36,603)	(6,002)	(30,601)	*
Income tax provision (benefit)	(263)	2,727	(2,990)	(109.6)
Loss from continuing operations	$(36,340)	$(8,729)	$(27,611)	*

* Not meaningful

Net sales

Consolidated net sales decreased $30.8 million, or 13.1%, to $203.3 million for the six months ended June 30, 2013 from $234.1 million for the six months ended June 30, 2012. Consolidated net sales decreased $33.7 million due to lower volumes and $0.7 million for changes in product mix.  Net sales were positively affected by approximately $0.5 million from changes in foreign currency exchange rates, principally the Euro.

Cost of Products

Cost of products decreased $18.6 million, or 9.5%, to $176.9 million for the six months ended June 30, 2013 from $195.5 million for the six months ended June 30, 2012 primarily due to the lower volumes.

Gross Profit

Consolidated gross profit for the six months ended June 30, 2013 decreased $12.1 million, or 31.4%, to $26.5 million compared to $38.6 million for the six months ended June 30, 2012 due to the factors noted above.  Gross profit as a percentage of net sales was 13.0% for the six months ended June 30, 2013 compared with 16.5% for the six months ended June 30, 2012. The decrease in gross profit as a percentage of net sales was due to the weakening European economy and competitive pricing pressure in North America.

Selling, General and Administrative Expenses

SG&A expense, excluding non-recurring initial public offering costs, for the six months ended June 30, 2013 was $27.4 million compared to $22.7 million for the six months ended June 30, 2012, an increase of $4.7 million. SG&A expense for the six months ended June 30, 2013 increased approximately $2.1 million in costs associated with increased personnel, increased professional fees of $2.0 million and an increase of approximately $0.5 million in bad debt expense primarily relating to European customers.

Excluding the expenses related to the IPO, SG&A as a percentage of sales for the six months ended June 30, 2013 was 13.5% compared to 9.7% for the six months ended June 30, 2012.

Goodwill

As previously discussed, during the second quarter of 2013,  an impairment charge totaling $26.4 million was recorded relating to our Europe Africa reporting unit.

Other Expenses (Income)

Interest expense was $7.4 million for the six months ended June 30, 2013 compared to $9.6 million for the six months ended June 30, 2012. The $2.2 million decrease in interest expense in the six months ended June 30, 2013 was primarily due to the write off of $1.1 million of deferred financing costs associated with the $20.0 million prepayment of the Second Lien Term Loan during the 2012 period and lower interest rates on the outstanding debt in 2013. The weighted average debt balance outstanding was $181.2 million and $181.1 million for the six months ended June 30, 2013 and 2012, respectively, and weighted average effective interest rates were 7.1% and 8.1% for the six months ended June 30, 2013 and 2012, respectively.

Income Tax Expense

Income tax (benefit) expense from continuing operations for the six months ended June 30, 2013 and 2012 was $(0.3) million and $2.7 million, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate is due to the mix of the international jurisdictional rates, nondeductible goodwill impairment and in 2012 the changes in the valuation allowance.

Adjusted EBITDA

Adjusted EBITDA was $7.3 million during the six months ended June 30, 2013, a decrease of $15.8 million, or 68.4%, from $23.1 million during the six months ended June 30, 2012. The decrease in Adjusted EBITDA was primarily due to a decrease in our gross profit of $12.1 million and an increase in our SG&A expense of $4.7 million.

The following table reconciles net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net (loss) income	$(33,893)	$3,796	$(36,340)	$(8,970)
(Income) loss from discontinued operations, net of tax	—	(80)	—	241
Interest expense, net	3,686	3,890	7,449	9,637
Income tax expense (benefit)	2,533	2,078	(263)	2,727
Depreciation and amortization expense	3,847	3,522	7,573	7,066
Foreign exchange loss	388	631	759	58
Impairment of goodwill	26,423	—	26,423	—
Loss on extinguishment of debt	—	1,555	—	1,555
Restructuring expense	189	33	189	93
Professional fees	357	559	953	597
Stock-based compensation expense	279	35	433	35
Public offering related costs	—	—	—	9,655
Management fees	—	14	—	229
Other	101	10	109	144
Adjusted EBITDA	$3,910	$16,043	$7,285	$23,067

Liquidity and Capital Resources

General

We rely on borrowings under our Amended First Lien Credit Facility (as defined below) and other financing arrangements around the world as our primary source of liquidity. See “Description of Long-Term Indebtedness” for a description of our long-term debt. Our cash flow from operations serves as an additional source of liquidity to the extent available. Our primary liquidity needs are to finance working capital, capital expenditures and debt service. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities.

Although we can make no assurances, we believe that our cash on hand, together with the availability of borrowings under our Senior Secured Credit Facilities and other financing arrangements and cash generated from operations, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on our indebtedness for more than the next twelve months.

Cash and Cash Equivalents

As of June 30, 2013, we had $12.9 million in cash and cash equivalents.  We maintain cash and cash equivalents at various financial institutions located in the United States, Germany, Thailand, Egypt and Chile. As of June 30, 2013, $2.9 million, or 22%, was held in domestic accounts with various institutions and approximately $10.0 million, or 78%, was held in accounts outside of the United States with various financial institutions.

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

First Lien Credit Facility

We have a first lien senior secured credit facility originally in the amount of $170.0 million with General Electric Capital Corporation, Jefferies Finance LLC and the other financial institutions party thereto (as amended from time to time, the “First Lien Credit Facility”), consisting of term loan commitments originally in the amount of $135.0 million (as amended from time to time, the “First Lien Term Loan”) and $35.0 million of revolving loan commitments (as amended from time to time, the “Revolving Credit Facility”).

On January 25, 2013, we entered into a fifth amendment to the First Lien Credit Agreement to provide more efficient capacity to move funds between foreign entities and clarify or correct certain other technical provisions in the agreement.

Restrictive Covenants. The First Lien Credit Facility contains various restrictive covenants that include, among other things, restrictions or limitations on our ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of its assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business we conduct. For the twelve months ended June 30, 2013 and December 31, 2012, we were subject to a Total Leverage Ratio (which is based on a trailing twelve months calculation) not to exceed 5.25 and 5.50:1.00, respectively, and an Interest Coverage Ratio of not less than 2.25:1.00 and 2.15:1.00, respectively.  As of June 30, 2013, we were not in compliance with the Total Leverage Ratio covenant necessitating a waiver and sixth amendment to the facility as discussed below. As of June 30, 2013, we were in compliance with all other covenants under the First Lien Facility.

Waiver of Default and Sixth Amendment. On July 30, 2013, we entered into a sixth amendment to the First Lien Credit Facility (the “Sixth Amendment”).  Pursuant to the Sixth Amendment, the lenders waived our default arising as a result of the failure by us to be in compliance with the maximum total leverage ratio as of June 30, 2013.  The maximum Total Leverage Ratio for the twelve months ending September 30, 2013, December 31, 2013, and March 31, 2014 was also modified to 6.50:1.00, 6.25:1.00, and 5.17:1.00, respectively.  Beyond March 31, 2014, the maximum Total Leverage Ratios covenants which become more restrictive were not changed by the Sixth Amendment. Although we can make no assurances, we expect to meet the covenants for each of the twelve months ending September 30, 2013, December 31, 2013, March 31, 2014, and June 30, 2014 based on current projections.

In addition, commencing on October 31, 2013 and continuing until our Total Leverage Ratio is less than 5.00:1.00 (the “Required Leveraged Date”), we have agreed that the Total Leverage Ratio as of the last day of any fiscal month that is the first or second fiscal month of a fiscal quarter will not be greater than the Total Leverage Ratio for the most recently completed fiscal quarter.

The Sixth Amendment also increased the margin on the loans by 200 basis points, modified the definition of “EBITDA” to exclude certain expenses from the calculation of EBITDA for purpose of calculating certain debt covenants, and reduced our borrowing capacity under the revolving credit facility from $35.0 million to approximately $21.5 million, $3.0 million of which may be used for letters of credit. After the Sixth Amendment, we have utilized the full capacity under the First Lien Credit Facility, and we have $8.0 million available under the New First Lien Revolving Credit Agreement as discussed further below.

In accordance with the Sixth Amendment, we must use our best efforts to raise at least $30.0 million of additional unsecured mezzanine indebtedness or other subordinated capital, reasonably acceptable to General Electric Capital Corporation, on or before October 31, 2013.  The first $20.0 million of this mezzanine indebtedness will be applied to pay down the First Lien Credit Facility.  If we are not successful in this regard, the margin on the loans will increase by 50 basis points each quarter after October 31, 2013. We are in the process of engaging an investment banking firm to assist with this process.

The First Lien Credit Facility matures in May 2016. Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, we pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of June 30, 2013, there was $167.2 million outstanding under the First Lien Credit Facility consisting of $154.2 million in term loans and $13.0 million in revolving loans, and the weighted average interest rate on such loans was 7.18%.  We had $19.5 million of capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

Guarantees; Security.  The obligations under the First Lien Credit Facility are guaranteed on a senior secured basis by us and each of our existing and future wholly-owned domestic subsidiaries, other than GSE International, Inc. and any other excluded subsidiaries. The obligations are secured by a first priority perfected security interest in substantially all of the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances under the First Lien Credit Facility.

New First Lien Revolving Credit Agreement

On August 8, 2013, we entered into a new $8.0 million First Lien Revolving Credit Agreement (the “First Lien Revolving Facility”) with General Electric Capital Corporation (the “Agent”) and the other financial institutions party thereto.

The First Lien Revolving Facility matures on October 31, 2013. Borrowings under the First Lien Revolving Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate.  In addition to paying interest on outstanding borrowings under the First Lien Revolving Facility, we pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  The other terms of this facility are generally the same as our First Lien Credit Agreement, as amended.

Capital Leases –

On August 17, 2012, we entered into an equipment financing arrangement with CapitalSource Bank.  The lease is a three-year lease for equipment cost up to $10.0 million.  As of June 30, 2013, there was $2.6 million outstanding under this lease arrangement, with monthly payments of $0.1 million and an implied interest rate of 7.09%.

During 2012, we entered into three other capitalized leases with commercial financial institutions. These leases are for terms of three to four years for equipment cost of $0.3 million with implied interest rates from 5.42% to 8.72%. As of June 30, 2013, there was approximately $0.2 million outstanding under these leases.

Non-Dollar Denominated Credit Facilities –

As of June 30, 2013, we had seven credit facilities with several of our international subsidiaries.

We have two credit facilities with German banks in the amount of EUR 6.0 million ($7.8 million). These revolving credit facilities bear interest at various market rates and are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of June 30, 2013, there were no balances outstanding under the lines of credit, EUR 2.1 million ($2.7 million) of bank guarantees and letters of credit outstanding, and EUR 3.9 million ($5.1 million) available under these credit facilities. In addition there was a EUR 0.2 million ($0.3 million) term loan with a German bank outstanding as of June 30, 2013, with a maturity date in March 2014.

We have three credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.1 million). These credit facilities bear interest at various market rates and are primarily for cash management purposes. There was EGP 7.8 million ($1.1 million) outstanding under these lines of credit, EGP 5.1 million ($0.7 million) of bank guarantees and letters of credit outstanding, and EGP 2.1 million ($0.3 million) available under these credit facilities as of June 30, 2013.

We have a BAHT 350.0 million ($11.3 million) Trade on Demand Financing (accounts receivable) facility with Thai Military Bank Public Company Limited (“TMB”).  This facility bears interest at LIBOR +1.75%, is unsecured and may be terminated at any time by either TMB or us. This facility permits us to borrow funds upon presentation of proper documentation of purchase orders or accounts receivable from our customers, in each case with a maximum term not to exceed 180 days. We maintain a bank account with TMB, assigns rights to the accounts receivable used for borrowings under this facility, and instructs these customers to remit payments to the bank account with TMB.  TMB may, in its sole discretion, deduct or withhold funds from our bank account for settlement of any amounts owed by us under this facility. There was approximately BAHT 350.0 million ($11.3 million) outstanding and with no amounts available under this facility as of June 30, 2013.

We had a BAHT 45.0 million ($1.4 million) revolving credit facility with Export-Import Bank of Thailand (“EXIM”), which had a termination date at the discretion of EXIM or us. During the three months ended June 30, 2013, we notified EXIM we were electing to terminate this credit facility and, accordingly, EXIM returned the cash deposit security of BAHT 15.0 million ($0.5 million) to us.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities – continuing operations	$4,956	$(34,803)
Net cash used in investing activities – continuing operations	(20,508)	(13,206)
Net cash provided by financing activities – continuing operations	9,664	47,254
Effect of exchange rate changes on cash – continuing operations	760	560

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $5.0 million for the six months ended June 30, 2013 compared to net cash used in operating activities of $34.8 million in the six months ended June 30, 2012. The $39.8 million increase was related primarily to a decrease in accounts receivable and a smaller increase in inventory.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities consists primarily of:

•	capital expenditures for growth;
•	capital expenditures for facility maintenance, including machinery and equipment improvements to extend the useful life of the assets; and
•	the acquisition of SynTec.

Net cash used in investing activities during the six months ended June 30, 2013 was $20.5 million compared to $13.2 million during the six months ended June 30, 2012. Capital expenditures during the six months ended June 30, 2013 were $10.9 million, which related to expansion in Asia Pacific and Middle East and construction of our new facility in China.  Net cash used in investing activities during the six months ended June 30, 2013 includes approximately $9.7 million related to the acquisition of SynTec LLC on February 4, 2013. See Item 1, note 3, “Acquisition of SynTec LLC,” to our unaudited condensed consolidated financial statements for information regarding this acquisition.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities consists primarily of borrowings and repayments related to our credit facilities and our IPO (in 2012).

Net cash provided by financing activities was $9.7 million during the six months ended June 30, 2013 compared to $47.3 million during the six months ended June 30, 2012. The decrease in net cash provided by financing activities during 2013 was due to the six months ended June 30, 2013 had net proceeds received from our debt of $9.7 million while the six months ended June 30, 2012 had the net proceeds from our IPO during February 2012 of $65.9 million, partially offset by the net repayment of $17.4 million on our debt.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

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

Furthermore, in certain direct sales and raw material acquisition situations, we are required to post performance bonds or bank guarantees as part of the contractual guarantee for performance. The performance bonds or bank guarantees can be in the full amount of the orders. To date we have not received any claims against any of the posted securities, most of which terminate at the final completion date of the orders. As of June 30, 2013, we had $6.0 million of bonds outstanding and $5.9 million of guarantees and letters of credit issued under our bank lines.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies since December 31, 2012.

During the second quarter of 2013, we performed an interim assessment of goodwill related to its Europe Africa reporting unit, due to indications that the fair value of this reporting unit may be less than its carrying amount.  Such indications included weak economic conditions, under-achievement of previous financial projections, and projected continued difficulties in the European market.  Based on these indications, an interim impairment test was performed, which resulted in an impairment charge totaling $26.4 million being recorded.

Goodwill allocated to North America, Asia Pacific and Latin America was approximately $22.8 million, $5.2 million, and $4.5 million, respectively, as of June 30, 2013. As disclosed in our Form 10-K for the year ended December 31, 2012, the fair value of the reporting units exceeded the carrying value by approximately 5%, 124% and 112% for North America, Asia Pacific, and Latin America, respectively, as of October 1, 2012, the date of our last impairment analysis. A key assumption underlying our fair value calculations is the discounted cash flows for each of the reporting units.  Significant changes to the underlying assumptions used in our valuation approach, could lead to changes in the fair value and future impairments of goodwill.

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

Information about market risks as of June 30, 2013 does not differ materially from the information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 28, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013 our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Previously Identified Material Weakness

As previously discussed in Item 9A. “Controls and Procedures” of our 2012 Annual Report on Form 10-K, we reported the following material weakness with our internal control over financial reporting:

•	We did not maintain effective control over the calculation of our income tax provisions as we did not have adequate review procedures in place.

Remediation of Material Weakness

During the six months ended June 30, 2013, we implemented the following additional procedures to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures:

•	We hired an outside public accounting firm to review and assist with the proper accounting and disclosure related to income taxes.

•	We implemented a tax validation process to assist in the management of all tax data.

We are assessing the design and testing the operating effectiveness of the newly implemented controls over the accounting and financial reporting of income taxes as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting  (as defined in Rule 13a-15 and Rule 15d-15 under the Exchange Act)  during the three and six months ended June 30, 2013, respectively, except as described above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 9, 2013.

GSE HOLDING, INC.

By:	/s/ DANIEL C. STOREY
	Name:	Daniel C. Storey
	Title:	Vice President, Chief Accounting Officer and
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of GSE Holding, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 15, 2012)
3.2	Amended and Restated Bylaws of GSE Holding, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 15, 2012)
10.1*	Amendment No. 2 to Amended and Restated Stockholders Agreement, dated as of July 10, 2013
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1**
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

_________________
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