Form 10-Q
period 2013-09-30
GSE Holding, Inc.
filed 2013-11-14
CIK 1275712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

As of November 6, 2013, 20,460,612 shares of the registrant’s common stock were outstanding.

GSE Holding, Inc.
FORM 10-Q
For the Quarter Ended September 30, 2013

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

The statements we make regarding the following subjects are forward-looking by their nature. These statements include, but are not limited to, statements about our beliefs regarding compliance with debt covenants and our ability to successfully complete refinancing transactions, our beliefs concerning our capital expenditure requirements and liquidity needs; our beliefs regarding the impact of future regulations; our ability to secure project bids; our expectations regarding future demand for our products; our expectation that sales and total gross profits derived from outside North America will increase; our ability to manufacture our higher-margin proprietary products globally; and our belief in the sufficiency of our cash flows to meet our liquidity needs. The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors, that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include, but are not limited to, (i) general economic conditions and cyclicality in the markets we serve; (ii) our ability to secure project bids; (iii) increases in prices or disruptions in supply of the raw materials we use; (iv) our ability to develop new applications and markets for our products; (v) unexpected equipment failures or significant damage to our manufacturing facilities; (vi) our ability to timely deliver backlog; (vii) competition; (viii) our ability to anticipate and effectively manage risks associated with our international operations; (ix) our ability to raise junior capital and/or refinance our First Lien Credit Facility; (x) our ability to maintain compliance with debt covenants; (xi) currency exchange rate fluctuations; (xii) our ability to retain key executives and other personnel; (xiii) extensive and evolving environmental and health and safety regulations; and (xiv) other factors described in more detail under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities Exchange Commission (the “SEC”) on March 28, 2013.

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

ITEM 1. FINANCIAL STATEMENTS

GSE Holding, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$18,699	$18,068
Accounts receivable:
Trade, net of allowance for doubtful accounts of $2,473 and $869, respectively	89,466	96,987
Other	2,896	3,626
Inventory, net	79,129	64,398
Deferred income taxes	1,299	1,111
Prepaid expenses and other	5,295	6,681
Income taxes receivable	1,549	1,538
Total current assets	198,333	192,409
Property, plant and equipment, net	75,848	70,172
Goodwill	9,644	58,895
Other assets	12,714	14,622
TOTAL ASSETS	$296,539	$336,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,401	$36,632
Accrued liabilities and other	15,061	23,045
Short-term debt	18,372	985
Current portion of long-term debt	172,452	3,147
Total current liabilities	255,286	63,809
Other liabilities	1,240	1,211
Deferred income taxes	1,222	1,078
Long-term debt, net of current portion	7,673	167,282
Total liabilities	265,421	233,380
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 20,360,612 and 19,846,684 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	204	198
Additional paid-in capital	131,466	130,617
Accumulated deficit	(100,534)	(28,372)
Accumulated other comprehensive income (loss)	(18)	275
Total stockholders’ equity	31,118	102,718
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,539	$336,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSE Holding, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$117,976	$121,200	$321,311	$355,285
Cost of products	104,281	100,150	281,150	295,636
Gross profit	13,695	21,050	40,161	59,649
Selling, general and administrative expenses	12,547	11,945	40,008	34,684
Non-recurring initial public offering related costs	—	—	—	9,655
Amortization of intangibles	401	295	1,155	893
Impairment of goodwill	25,244	—	51,667	—
Operating income (loss)	(24,497)	8,810	(52,669)	14,417
Other expenses (income):
Interest expense, net of interest income	5,076	3,199	12,525	12,836
Loss on extinguishment of debt	—	—	—	1,555
Other expense (income)	239	(555)	1,221	(138)
Income (loss) from continuing operations before income taxes	(29,812)	6,166	(66,415)	164
Income tax provision	6,010	756	5,747	3,483
Income (loss) from continuing operations	(35,822)	5,410	(72,162)	(3,319)
Loss from discontinued operations, net of tax	—	(170)	—	(411)
Net income (loss).	(35,822)	5,240	(72,162)	(3,730)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,441	689	(293)	(19)
Comprehensive income (loss)	$(34,381)	$5,929	$(72,455)	$(3,749)

Basic net income (loss) per common share:
Continuing operations	$(1.77)	$0.28	$(3.60)	$(0.19)
Discontinued operations	—	(0.01)	—	(0.02)
	$(1.77)	$0.27	$(3.60)	$(0.21)
Diluted net income (loss) per common share:
Continuing operations	$(1.77)	$0.27	$(3.60)	$(0.19)
Discontinued operations	—	(0.01)	—	(0.02)
	$(1.77)	$0.26	$(3.60)	$(0.21)
Basic weighted-average common shares outstanding	20,195	19,459	20,056	17,978
Diluted weighted-average common shares outstanding	20,195	20,436	20,056	17,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

GSE Holding, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(72,162)	$(3,730)
Loss from discontinued operations	—	411
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Impairment of goodwill	51,667	—
Depreciation and amortization	14,093	13,468
Deferred income tax provision (benefit)	5,001	(1,385)
Loss on extinguishment of debt	—	1,555
Stock-based compensation	792	4,453
Changes in operating assets and liabilities, net of effect of acquisitions:
Decrease (increase) in accounts receivable	10,080	(21,266)
Increase in inventory	(13,340)	(16,133)
Increase in accounts payable	10,014	2,502
All other items, net	(6,410)	(4,784)
Net cash used in operating activities – continuing operations	(265)	(24,909)
Net cash used in operating activities – discontinued operations	—	(19)
Net cash used in operating activities	(265)	(24,928)
Cash flows from investing activities:
Purchase of property, plant and equipment	(15,595)	(21,975)
Acquisition of business, net of cash acquired	(9,657)	—
Net cash used in investing activities	(25,252)	(21,975)
Cash flows from financing activities:
Proceeds from lines of credit	81,096	85,777
Repayments of lines of credit	(58,403)	(83,770)
Proceeds from long-term debt	6,540	25,674
Repayments of long-term debt	(2,350)	(43,471)
Net proceeds from the exercise of stock options	235	888
Payments for debt issuance costs	(1,348)	(1,736)
Net proceeds from initial public offering	—	65,927
Net cash provided by financing activities – continuing operations	25,770	49,289
Effect of exchange rate changes on cash – continuing operations	378	304
Effect of exchange rate changes on cash – discontinued operations	—	39
Net increase in cash and cash equivalents	631	2,729
Cash and cash equivalents at beginning of period	18,068	9,076
Cash and cash equivalents at end of period	$18,699	$11,805

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

2. Basis of Presentation —

The accompanying condensed consolidated financial statements have been prepared on the same basis as those in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012. The December 31, 2012 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (‘‘GAAP’’). These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. The Company believes that the disclosures herein are adequate to make the information presented not misleading. Operating results for the first nine months of 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, and the notes thereto included in the 2012 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts as well as certain disclosures. The Company’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 11, the Company is currently working to raise additional unsecured mezzanine indebtedness or other subordinated capital as well as a complete refinancing of the First Lien Credit Facility. While the Company is in compliance with the covenants in the First Lien Credit Facility as of September 30, 2013, based on current projections, the Company believes that it is highly unlikely that it will be in compliance with certain covenants contained in the First Lien Credit Facility for the quarter ending December 31, 2013. Failure to comply with the financial covenants, or any other non-financial or restrictive covenant, could create a default under the First Lien Credit Facility, assuming the Company is unable to secure a waiver from its lenders.  The Company cannot predict what actions, if any, its lenders would take following a default with respect to their indebtedness.  The Company believes that cash on hand, together with borrowings under its foreign debt facilities and cash generated from operations, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on indebtedness for at least the next 12 months; however, if the lenders accelerate the maturity of the Company’s debt, it may not have sufficient cash on hand or borrowing capacity to satisfy these obligations, and may not be able to pay its debt or borrow sufficient funds to refinance it on terms that are acceptable to the Company or at all.  In such event, the Company may be required sell assets, incur additional indebtedness, raise equity, or reorganize the Company outside the normal course of business.  In addition, a contraction in the availability of trade credit would increase cash requirements, and could impact the Company’s ability to obtain raw materials in a timely manner, which could have a material adverse effect on the business and financial condition.  The accompanying consolidated financial statements do not include any adjustments that may result from the resolution of these uncertainties.  See management’s plans regarding these matters in Note 11.

Certain reclassifications were made to the December 31, 2012 and September 30, 2012 consolidated financial statements to conform to the 2013 financial statement presentation. These reclassifications did not have an impact on previously reported results.

3.  Recent Accounting Pronouncements —

The Company qualifies as an emerging growth company under Section 101 of the Jumpstart Our Business Startups Act (the “JOBS Act”). An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company has chosen to “opt out” of such extended transition period, and as a result, is compliant with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. Section 107 of the JOBS Act provides that this decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

4.  Goodwill —

In accordance with Accounting Standards Codification 350 , Intangibles - Goodwill and Other  (“ASC 350”), the Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if impairment indicators occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  The Company’s annual assessment date is October 1.

During the second quarter of 2013, the Company performed an interim assessment of goodwill related to its Europe Africa reporting unit, due to indications that the fair value of this reporting unit may be less than its carrying amount. Such indications included a continued weakening of economic conditions, under-achievement of previous financial projections and projected continued difficulties in the European market. Based on these indications, an interim impairment test was performed, which resulted in an impairment charge totaling $26.4 million.

During the third quarter of 2013, the Company performed an interim assessment of goodwill  due to identification of impairment indicators.  Such indicators included continuation of an increased competitive environment, under-achievement of previous financial projections and projected continued difficulties in the North America market.  Also, the Company noted a significant decline in its common stock price beginning in August 2013.   The interim impairment test resulted in an impairment charge totaling $25.2 million relating to the Company’s North America reporting unit, and no impairment charges were required relating to its Asia Pacific and Latin America reporting units. The fair value of the Asia Pacific and Latin America reporting units exceeded their carrying value as of September 30, 2013 by approximately 79% and 300% , respectively.

In performing the interim goodwill impairment tests, the Company considered three generally accepted approaches for valuing a business: the income, market and cost approaches. Based on the nature of the business and the current and expected financial performance, it was determined that the market and income approaches were the most appropriate methods for estimating the fair value of the reporting unit. For the income approach the discounted cash flow method was utilized, and considered such factors as sales, capital expenditures, incremental working capital requirements, tax rate and discount rate. Consideration of these factors inherently involves a significant amount of judgment, and significant movements in sales or changes in the underlying assumptions may result in fluctuations of estimated fair value.  For the market approach, both the guidelines public company and the comparable transaction methods were used.   The Company considered such factors as appropriate guideline companies, appropriate comparable transactions and control premiums. In determining the fair value of the reporting unit, it was determined that the income approach provided a better indication of value than the market approach. As such, a 65% weighting was assigned to the income approach and a 35% weighting was assigned to the market approach in estimating the value of the reporting units.

The table below reflects the changes in goodwill by reporting unit during the nine months ended September 30, 2013 (in thousands):

	North America	Europe Africa	Asia Pacific	Latin America	Total

Balance at December 31, 2012	$22,828	$26,423	$5,205	$4,439	$58,895
Acquisition of SynTec LLC	2,922	—	—	—	2,922
Balance at March 31, 2013	25,750	26,423	5,205	4,439	61,817
Impairment charge	—	(26,423)	—	—	(26,423)
SynTec LLC Purchase Price Adjustment	(506)	—	—	—	(506)
Balance at June 30, 2013	25,244	—	5,205	4,439	34,888
Impairment charge	(25,244)	—	—	—	(25,244)
Balance at September 30, 2013	$—	$—	$5,205	$4,439	$9,644

5.  Acquisition of SynTec LLC —

On February 4, 2013,  pursuant to a Unit Purchase Agreement dated as of February 4, 2013, the Company acquired all of the outstanding membership units of SynTec LLC (“SynTec”). The total amount of consideration paid in connection with the acquisition was approximately $9.7 million, and this acquisition was funded with existing cash on hand. The SynTec business was acquired by the Company in order to expand its existing market share with additional products, which are complementary to the Company’s existing products, and  is reflected in the North America reporting unit.

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

As a result of this acquisition, the Company recognized a total of $5.1 million of identifiable intangible assets and $2.4 million of goodwill (which was included in the third quarter 2013 impairment of the North America reporting unit discussed previously. The total amount of goodwill is deductible for tax purposes. The results of operations of SynTec are reported in the Company’s condensed consolidated financial statements from the date of the acquisition. SynTec net sales for the three and nine months ended September 30, 2013 were approximately $2.5 million and $7.5 million, respectively, and Syntec’s net loss was not material. Pro forma information for the three and nine months ended September 30, 2013 and 2012 is not presented as the acquisition was not material.

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

The Company recorded a net loss for the three months ended September 30, 2013 and the nine months ended September 30, 2013 and 2012, respectively. Potential common shares are anti-dilutive in periods which the Company records a net loss because they would reduce the respective period’s net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share. As a result, net diluted loss per share was equal to basic net loss per share in the three months ended September 30, 2013 and the nine months ended September 30, 2013 and 2012, respectively. There were approximately 1.2 million and 1.6 million stock options outstanding at September 30, 2013 and 2012, respectively.  Of these, 0.4 million and 1.0 million for September 30, 2013 and 2012, respectively, had exercise prices lower than the average quoted market price of Company common shares as of each of those dates. These in-the-money options would have been included in the calculation of diluted earnings per share had the Company not reported a net loss in each of the respective periods. The Company recorded net income during the three months ended September 30, 2012, and included 1.0 million shares related to in-the money options in the diluted weighted-average common shares outstanding for the calculation of diluted net income per share.

7. Inventory –

Inventory consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$35,162	$31,563
Finished goods	42,446	30,849
Supplies	4,748	4,424
Obsolescence and slow moving allowance	(3,227)	(2,438)
	$79,129	$64,398

8. Property, Plant and Equipment –

Property, plant and equipment consisted of the following:

	Estimated useful lives years			September 30, 2013	December 31, 2012
				(in thousands)
Land				$5,698	$4,832
Buildings and improvements	7	-	30	34,765	29,515
Machinery and equipment	3	-	10	127,086	117,852
Software		3		8,766	8,400
Furniture and fixtures	3	-	5	822	785
				177,137	161,384
Less – accumulated depreciation and amortization				(101,289)	(91,212)
				$75,848	$70,172

Depreciation and amortization expense for the three months ended September 30, 2013 and 2012 was $3.8 million and $3.3 million, respectively.  Depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 was $10.6 million and $9.8 million, respectively. Depreciation and amortization expense related to production property, plant and equipment is included as a component of cost of products in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, respectively.

9. Intangible Assets –

Intangible assets are included in Other Assets on the consolidated balance sheets and consisted of the following:

	Estimated useful lives years			September 30, 2013	December 31, 2012
				(in thousands)
Customer lists	5	-	20	$29,601	$25,449
Trademarks		5		1,082	—
Non-compete agreements	1	-	10	2,556	2,469
Other		1		363	363
				33,602	28,281
Less accumulated amortization				(28,081)	(26,732)
Intangible assets, net				$5,521	$1,549

Amortization expense for intangible assets during the three months ended September 30, 2013 and 2012 was $0.4 million and $0.3 million, respectively.  Amortization expense for intangible assets during the nine months ended September 30, 2013 and 2012 was $1.2 million and $0.9 million, respectively.

10. Accrued Liabilities and Other –

Accrued liabilities and other consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Customer prepayments	$990	$759
Accrued operating expenses	4,790	5,951
Self-insurance reserves	1,798	1,758
Compensation and benefits	3,397	6,786
Accrued interest	710	2,522
Taxes, other than income	1,683	2,023
Income taxes payable	96	1,691
Deferred income taxes	767	1,156
Other accrued liabilities	830	399
	$15,061	$23,045

11. Long-Term Debt –

Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
First Lien Credit Facility	$170,959	$168,177
Term Loans – China bank	6,540	—
Capital Lease – Capital Source Bank	2,287	3,156
Other Capital Leases	168	230
Term Loan – German bank secured by equipment, 5.15%, maturing March 2014	171	407
	180,125	171,970
Less – current maturities	(172,452)	(3,147)
Unamortized discount on first lien credit facility	—	(1,541)
	$7,673	$167,282

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

On April 18, 2012, the First Lien Credit Facility was amended to increase the First Lien Term Loan commitments from $135.0 million to $157.0 million resulting in aggregate capacity of $192.0 million immediately following such amendment. The Company used the additional borrowing capacity under the First Lien Term Loan to repay in full all outstanding indebtedness under, and to terminate, the Second Lien Term Loan (as defined below) and to pay related fees and expenses.

The First Lien Credit Facility contains various restrictive covenants that include, among other things, restrictions or limitations on the Company’s ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of its assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business the Company conducts. For the twelve months ended June 30, 2013 and December 31, 2012, the Company was subject to a Total Leverage Ratio (which is based on a trailing twelve months calculation) not to exceed 5.25:1.00 and 5.50:1.00, respectively, and an Interest Coverage Ratio of not less than 2.25:1.00 and 2.15:1.00, respectively.  As of June 30, 2013, the Company was not in compliance with the Total Leverage Ratio covenant necessitating receiving a waiver and sixth amendment to the facility as discussed below.

Unless accelerated, the First Lien Credit Facility matures according to its terms in May 2016. Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. As discussed below, effective October 31, 2013, the interest rates on the First Lien Credit Facility loans increased by 50 basis points and will continue to increase by 50 basis points each quarter going forward if the Company does not raise the Junior Capital (as defined below).

In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, the Company pays a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of September 30, 2013, there was $172.2 million outstanding under the First Lien Credit Facility consisting of $153.4 million in term loans and $18.8 million in revolving loans, and the weighted average interest rate on such loans was 9.15%.  As of September 30, 2013, the Company had no capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

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

On July 30, 2013, the Company entered into a waiver and sixth amendment to the First Lien Credit Facility (the “Sixth Amendment”), pursuant to which the lenders waived the Company’s default arising as a result of the failure by the Company to be in compliance with the maximum total leverage ratio as of June 30, 2013.  The maximum Total Leverage Ratio for the twelve months ending September 30, 2013, December 31, 2013, and March 31, 2014 was also modified to 6.50:1.00, 6.25:1.00, and 5.17:1.00, respectively.  Beyond March 31, 2014, the maximum Total Leverage Ratios covenants were not changed by the Sixth Amendment. The Total Leverage Ratio covenant is 4.75:1.00 for the twelve months ended June 30, 2014 and becomes even more restrictive after that date.

In addition, commencing on October 31, 2013 and continuing until the Company’s Total Leverage Ratio is less than 5.00:1.00 (the “Required Leveraged Date”), the Total Leverage Ratio as of the last day of any fiscal month that is the first or second fiscal month of a fiscal quarter must not be greater than the maximum Total Leverage Ratio required for the most recently completed fiscal quarter.

The Sixth Amendment also increased the margin on the loans by 200 basis points, modified the definition of “EBITDA” to exclude certain expenses from the calculation of EBITDA for purpose of calculating certain debt covenants, and reduced the Company’s borrowing capacity under the revolving credit facility from $35.0 million to approximately $21.5 million, $3.0 million of which may be used for letters of credit. After giving effect to the reduced borrowing capacity in accordance with the Sixth Amendment, the Company has utilized the full capacity under the First Lien Credit Facility.

As of September 30, 2013, the Company was in compliance with all covenants under the First Lien Credit Facility. However, based on current projections, the Company believes that it is highly unlikely that it will be in compliance with certain covenants for the quarter ending December 31, 2013.  Under the First Lien Credit Facility the Total Leverage Ratio is calculated as the ratio of consolidated indebtedness to consolidated adjusted EBITDA and the interest coverage ratio is calculated as the ratio of consolidated adjusted EBITDA to consolidated interest expense. For the twelve months ended September 30, 2013, the total leverage ratio was required to be 6.50:1.00 or lower and the interest coverage ratio was required to be 2.00:1.00 or higher. The tables below reconcile U.S. GAAP reported amounts for the twelve months ended September 30, 2013, to the adjusted balances per the First Lien Credit Facility (in thousands).

Consolidated net loss from continuing operations	$(67,297)
Interest expense, net	16,487
Income tax provision	2,620
Depreciation and amortization expense	15,374
Impairment of goodwill	51,667
Consolidated EBITDA	18,851
Permitted covenant adjustments	14,978
Consolidated EBITDA for covenant purposes	$33,829

Short-term debt	$18,372
Current portion of long-term debt	172,452
Long-term debt	7,673
Debt discount	1,233
Outstanding letters of credit and performance Bonds	11,951
Consolidated indebtedness for covenant purposes	$211,681

Consolidated interest expense	$16,487
Amortization of deferred financing costs	(2,491)
Accretion of debt discount	(406)
Consolidated interest expense for covenant purposes	$13,590

	Twelve months ended September 30, 2013
	Required			Actual
Total leverage ratio	6.50	:	1.00	6.26	:	1.00
Interest coverage ratio	2.00	:	1.00	2.49	:	1.00

Failure to comply with the financial covenants, or any other non-financial or restrictive covenant, could create a default under our First Lien Credit Facility, assuming the Company is unable to secure a waiver from its lenders.  Upon a default, the Company’s lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize the Company’s ability to continue its current operations. The Company may be required to amend its First Lien Credit Facility, refinance all or part of its existing debt, sell assets, incur additional indebtedness or raise equity. Further, based upon the Company’s actual performance levels, its senior secured leverage ratio, leverage ratio and minimum interest coverage ratio requirements or other financial covenants could limit its ability to incur additional debt, which could hinder its ability to execute its current business strategy. The Company cannot predict what actions, if any, its lenders would take following a default with respect to their indebtedness.  The Company believes that cash on hand, together with borrowings under its foreign debt facilities and cash generated from operations, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on indebtedness for at least the next 12 months; however, if the lenders accelerate the maturity of the Company’s debt, the Company maynot have sufficient cash on hand or borrowing capacity to satisfy these obligations, and may not be able to pay its debt or borrow sufficient funds to refinance it on terms that are acceptable to the Company or at all. In such event, the Company may be required to sell assets, incur additional indebtedness, raise equity, or reorganize the Company outside the normal course of business.

In accordance with the Sixth Amendment, the Company was required to use its best efforts to raise at least $20.0 million of additional unsecured mezzanine indebtedness or other subordinated capital, reasonably acceptable to General Electric Capital Corporation (the “Junior Capital”) on or before October 31, 2013. The first $10.0 million of this mezzanine Junior Capital will be applied to pay down the First Lien Credit Facility. Since the Company has not yet obtained the Junior Capital, effective October 31, 2013 the margin on the First Lien Credit Facility loans increased by 50 basis points and will increase by 50 basis points each quarter going forward if the Company does not raise the Junior Capital.

In July 2013, the Company engaged an investment bank to assist with the process of raising additional unsecured mezzanine indebtedness or other subordinated additional capital. With the help of the investment bank, the Company has also been seeking to secure a complete refinancing of our First Lien Credit Facility ($172.2 million as of September 30, 2013). As of November 14, 2013, the Company is continuing to work with the investment bank, its existing lenders, and other interested parties to complete the refinancing of the First Lien Credit Facility in full by the end of 2013. However, even if commitments are obtained, the Company may need to satisfy various conditions before the lender will make a loan to the Company. Therefore, this effort may not result in any debt financing at all. Based on current facts and circumstances, and in accordance with ASC470-10-45, debt outstanding under the First Lien Credit Facility has been classified as current in the Consolidated Balance Sheet as management believes it is the most appropriate presentation.

Supplemental First Lien Revolving Credit Agreement

On August 8, 2013, the Company entered into a supplemental $8.0 million First Lien Revolving Credit Agreement (the “First Lien Revolving Facility”) with General Electric Capital Corporation and the other financial institutions party thereto.

The Supplemental First Lien Revolving Facility matured on October 31, 2013. As of September 30, 2013, there were no amounts outstanding under the Supplemental Lien Revolving Facility and the borrowing capacity was reduced to $0.9 million which was available through October 31, 2013. As of October 31, 2013 the Supplemental First Lien Revolving Credit Facility was paid in full and such facility was terminated.

Second Lien Term Loan –

In 2011, the Company also entered into a 5.5 year, $40.0 million second lien senior secured credit facility consisting of $40.0 million of term loan commitments (the “Second Lien Term Loan”). The Second Lien Term Loan was paid in full on April 18, 2012, and the arrangement was terminated.

Capital Leases –

On August 17, 2012, the Company entered into an equipment financing arrangement with CapitalSource Bank.  The lease is a three-year lease for equipment cost up to $10.0 million.  As of September 30, 2013, there was $2.3 million outstanding under this lease arrangement, with monthly payments of $0.1 million and an implied interest rate of 7.09%.

During 2012, the Company entered into three other capitalized leases with commercial financial institutions. These leases are for terms of three to four years for equipment cost of $0.3 million with implied interest rates from 5.42% to 8.72%. As of September 30, 2013, there was approximately $0.2 million outstanding under these leases.

In accordance with the terms of the Sixth Amendment to the First Lien Credit Facility discussed above, the Company is limited to $6.0 million in total capital leases.

Term Loans-China Bank –

As of September 30, 2013, the Company had two unsecured term loans with the China Construction Bank. One loan is denominated in U. S. dollars and the other loan is denominated in the Chinese Yuan (“CNY”). The maximum amount that can be borrowed under these term loans is CNY 90.0 million ($14.5 million). The U. S dollar denominated loan limit is $7.0 million, and the CNY denominated loan limit is CNY 46.0 million ($7.5 million). The borrowings on these loans can only be used to finance the construction of the Company’s new facility in China and were entered into on July 8, 2013. Proceeds from the U. S dollar denominated loan are used to purchase machinery and equipment from suppliers not located in China and the proceeds from the CNY denominated loan are used to purchase machinery and equipment from suppliers located in China. Each of these loans is for a term of seven years; interest is paid monthly with semi-annual principal payments beginning December 31, 2015 and ending June 30, 2020. The interest rate for the U. S. dollar denominated loan is LIBOR plus 380 basis points and is reset every three months. The interest rate for the CNY denominated loan is the lending interest rate quoted by the People’s Bank of China and is reset on annual basis. As of September 30, 2013, there was $6.5 million outstanding under these term loans consisting of $3.5 million outstanding under the U. S. dollar denominated loan and CNY 18.9 million ($3.0 million) outstanding under the CNY denominated loan, and the weighted average interest rate was 5.21%.

Non-Dollar Denominated Credit Facilities –

As of September 30, 2013, the Company had six credit facilities with several of its international subsidiaries.

The Company has two credit facilities with German banks in the amount of EUR 6.0 million ($8.1 million). These revolving credit facilities bear interest at various market rates, and are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of September 30, 2013, there was EUR 0.7 million ($1.0 million) outstanding under the lines of credit, EUR 1.9 million ($2.5 million) of bank guarantees and letters of credit outstanding, and EUR 3.4 million ($4.6million) available under these credit facilities. In addition there was a EUR 0.2 million ($0.3 million) secured term loan with a German bank outstanding as of September 30, 2013, with a maturity date in March 2014.

The Company has three credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.1 million). These credit facilities bear interest at various market rates, and are primarily for cash management purposes. There was EGP 5.5 million ($0.8 million) outstanding under these lines of credit, EGP 4.1 million ($0.6 million) of bank guarantees and letters of credit outstanding, and EGP 5.4 million ($0.7 million) available under these credit facilities as of September 30, 2013.

The Company has a BAHT 600.0 million ($19.2 million) Trade on Demand Financing (accounts receivable) facility with Thai Military Bank Public Company Limited (“TMB”).  This facility bears interest at LIBOR plus1.75%, is unsecured and may be terminated at any time by either TMB or the Company. This facility permits the Company to borrow funds upon presentation of proper documentation of purchase orders or accounts receivable from our customers, in each case with a maximum term not to exceed 180 days. The Company maintains a bank account with TMB, assigns rights to the accounts receivable used for borrowings under this facility, and instructs these customers to remit payments to the bank account with TMB.  TMB may, in its sole discretion, deduct or withhold funds from the Company’s bank account for settlement of any amounts owed by the Company under this facility. There was approximately BAHT 519.3 million ($16.6 million) outstanding and BAHT 80.6 million ($2.6) million available under this facility as of September 30, 2013.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The fair value of the First Lien Credit Facility as of September 30, 2013 was approximately $155.0 million. The carrying amount of the remaining long-term debt of $9.2 million as of September 30, 2013 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

The Company has assets and liabilities measured and recorded at fair value on a non-recurring basis.  These non-financial assets and liabilities include, property, plant and equipment, intangible assets and liabilities acquired in a business combination as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the SynTec acquisition, as discussed in Note 5, were measured at fair value at the acquisition date. The excess earnings method was used in determining the fair value of customer relationships included in identifiable intangible assets and the relief from royalty method was used in determining the fair value of the trade name / marks included in identifiable intangible assets. The fair value of the property, plant and equipment was determined based on an independent appraisal of a third party. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment (see Note 4) was primarily based on observable inputs using Company specific information and is classified as Level 3.

13. Stock-Based Compensation –

As of September 30, 2013 there were approximately 1.2 million stock options outstanding with an exercise price range of $0.67 to $11.57 and a weighted average exercise price of $4.63. There were 25,000 and 290,840 options granted during the three and nine months ended September 30, 2013, respectively. There were 191,872 shares of restricted stock granted with a one year or three year vesting period during the nine months ended September 30, 2013, and there were no shares of restricted issued during the three months ended September 30, 2013. During the nine months ended September 30, 2012, 200,650 stock options were granted. Also during the nine months ended September 30, 2012, 57,300 shares of restricted stock were granted with a three year vesting period.

There was $0. 4 million and $0.8 million of stock-based compensation expense related to stock options and restricted stock for the three and nine months ended September 30, 2013, respectively, and $0.1 million of stock-based compensation expense for the three months ended September 30, 2012. For the nine months ended September 30, 2012, there was stock-based compensation expense of $4.5 million, of which $4.3 million was related to 478,467 shares of fully vested common stock that was issued to certain key executives and directors in connection with the IPO.

All outstanding stock options are held by employees and former employees of the Company and have an expiration date of 10 years from the date of grant. At September 30, 2013, the average remaining contractual life of options outstanding and exercisable was 2.5 years.

14. Income Taxes –

Income tax expense from continuing operations for the three months ended September 30, 2013 and 2012 was $6.0 million and $0.8 million, respectively.  Income tax expense from continuing operations for the nine months ended September 30, 2013 and 2012 was $5.7 million and $3.5 million, respectively. The effective tax rates were 20.2% and 12.3% for the three months ended September 30, 2013 and 2012, respectively, and 8.7% for the nine months ended September 30, 2013. The difference in the effective tax rate compared with the U.S. federal statutory rate in 2013 is due to the mix of the international jurisdictional rates, nondeductible goodwill impairment, U.S. permanent differences relating to foreign taxes and an increase in the valuation allowance.

The realization of the deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences are deductible. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts the Company believes are more likely than not to be recovered. In evaluating the valuation allowance, the Company considered the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of the taxable jurisdictions, the latter two of which involve the exercise of significant judgment. During the three months ended September 30, 2013, a full valuation allowance was recorded in the amount of $6.6 million against the U.S. net deferred tax assets.  This was driven by recent negative evidence, including recent losses and expected future losses, overcoming positive evidence.

15. Commitments and Contingencies –

Warranties

The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company’s employees. The Company accrues a warranty reserve based on estimates for warranty claims. This estimate is based on historical claims history and current business activities and is accrued as a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s operations for warranty obligations for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(in thousands)
Balance at January 1,	$1,175	$2,225
Changes in estimates	(15)	9
Payments	—	(35)
Balance at March 31,	1,160	2,199
Changes in estimates	(178)	(739)
Payments	—	(42)
Balance at June 30,	982	1,418
Changes in estimates	7	2
Payments	—	(15)
Balance at September 30,	$989	$1,405

Although the Company is not generally exposed to the type of potential liability that might arise from being in the business of handling, transporting or storing hazardous waste or materials, the Company could be susceptible to liability for environmental damage or personal injury resulting from defects in the Company’s products or negligence by Company employees in the installation of its lining systems. Such liability could be substantial because of the potential that hazardous or other waste materials might leak out of their containment system into the environment. The Company maintains liability insurance, which includes contractor’s pollution liability coverage in amounts which it believes to be prudent. However, there is no assurance that this coverage will remain available to the Company. While the Company’s claims experience to date may not be a meaningful measure of its potential exposure for product liability, the Company has experienced no material losses from defects in products and installations.

Bonding – Bank Guarantees –

The Company, in some direct sales and raw material acquisition situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date the Company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts. As of September 30, 2013, the Company had $6.6 million of bonds outstanding and $5.3 million of guarantees and letters of credit issued under its bank lines.

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

16. Related Party Transaction –

Management Agreement with CHS Management IV LP

In connection with the 2004 acquisition of the Company by CHS, the Company and GEO Holdings entered into a management agreement with CHS Management IV LP (“CHS Management”) a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV. Pursuant to the management agreement, CHS Management provided certain financial and management consulting services to GEO Holdings and to the Company. In consideration of those services, the Company paid fees to CHS Management in an aggregate annual amount of $2.0 million payable in equal monthly installments. Under the management agreement, the Company paid and expensed $0.2 million during the nine months ended September 30, 2012. In connection with the Company’s IPO, the management agreement was terminated and a fee of $3.0 million was paid and expensed during the nine months ended September 30, 2012. The amounts paid to CHS Management are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2013, there were no amounts payable to CHS Management under the terminated agreement.

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

	Three months ended September 30, 2013
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands, except percentages)
Net sales to external customers	$48,907	$35,638	$21,548	$9,696	$2,187	$117,976
Intersegment sales	3,693	—	1,202	—	2,364	7,259
Total segment net sales	52,600	35,638	22,750	9,696	4,551	125,235
Gross profit	6,384	4,275	2,073	790	173	13,695
Gross margin	13.1%	12.0%	9.6%	8.1%	7.9%	11.6%

	Three months ended September 30, 2012
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands, except percentages)
Net sales to external customers	$48,229	$41,207	$24,331	$6,173	$1,260	$121,200
Intersegment sales	8,780	35	5,090	—	1,119	15,024
Total segment net sales	57,009	41,242	29,421	6,173	2,379	136,224
Gross profit	11,972	4,104	4,426	617	(69)	21,050
Gross margin	24.8%	10.0%	18.2%	10.0%	(5.5)%	17.4%

	Nine months ended September 30, 2013
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands, except percentage)
Net sales to external customers	$136,555	$86,824	$60,137	$28,678	$9,117	$321,311
Intersegment sales	18,302	97	7,443	—	3,946	29,788
Total segment net sales	154,857	86,921	67,580	28,678	13,063	351,099
Gross profit	23,629	5,350	7,205	2,994	983	40,161
Gross margin	17.3%	6.2%	12.0%	10.4%	10.8%	12.5%

	Nine months ended September 30, 2012
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands, except percentages)
Net sales to external customers	$144,562	$108,225	$66,975	$29,846	$5,677	$355,285
Intersegment sales	27,352	35	10,542	—	3,446	41,375
Total segment net sales	171,914	108,260	77,517	29,846	9,123	396,660
Gross profit	34,034	10,402	11,599	3,214	400	59,649
Gross margin	23.5%	9.6%	17.3%	10.8%	7.0%	16.8%

The following tables reconcile the segment net sales information presented above to the consolidated financial information.

	Reconciliation to Consolidated Sales
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Total segment net sales	$125,235	$136,224	$351,099	$396,660
Intersegment sales	(7,259)	(15,024)	(29,788)	(41,375)
Consolidated net sales	$117,976	$121,200	$321,311	$355,285

The following tables present information about total assets of the Company’s reportable segments (in thousands):

	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total

December 31, 2012	$229,272	$62,154	$66,283	$38,774	$16,715	$413,188
September 30, 2013	$160,808	$56,445	$81,353	$24,375	$19,599	$342,580

	Reconciliation to Consolidated Assets
	September 30, 2013	December 31, 2012

Total segment assets	$342,580	$413,188
Intersegment balances	(46,041)	(77,090)
Consolidated assets	$296,539	$336,098

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are currently working to raise additional unsecured mezzanine indebtedness or other subordinated capital as well as a complete refinancing of the First Lien Credit Facility. While we are in compliance with the covenants in the First Lien Credit Facility as of September 30, 2013, based on current projections, we believe it is highly unlikely that we will meet the covenants contained in the First Lien Credit Facility for the quarter ending December 31, 2013.  Failure to comply with the financial covenants, or any other non-financial or restrictive covenant, could create a default under our First Lien Credit Facility, assuming we are unable to secure a waiver from our lenders.  We cannot predict what actions, if any, our lenders would take following a default with respect to our indebtedness.  Management believes that cash on hand, together with borrowings under our foreign debt facilities and cash generated from operations, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on indebtedness for at least the next 12 months; however, if the lenders accelerate the maturity of our debt, we may not have sufficient cash on hand or borrowing capacity to satisfy these obligations, and may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to the Company or at all.  In such event, the we may be required to sell assets, incur additional indebtedness, raise equity, or reorganize the Company outside the normal course of business.  In addition, a contraction in the availability of trade credit would increase cash requirements, and could impact our ability to obtain raw materials in a timely manner, which could have a material adverse effect on our business and financial condition.

Backlog

At September 30, 2013, we had a backlog of unfilled orders of $97.6 million compared to a backlog of $91.2 million at September 30, 2012. Backlog includes only unfilled orders for which we have received purchase orders from the customer.   The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays many of which are beyond our control.

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

The following table presents our net sales and gross profit by segment for the period presented, as well as gross profit as a percentage of net sales from each segment:

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Three months ended September 30, 2013
Net sales	$48,907	$35,638	$21,548	$9,696	$2,187
Gross profit	6,384	4,275	2,073	790	173
Gross margin	13.1%	12.0%	9.6%	8.1%	7.9%

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Nine months ended September 30, 2013
Net sales	$136,555	$86,824	$60,137	$28,678	$9,117
Gross profit	23,629	5,350	7,205	2,994	983
Gross margin	17.3%	6.2%	12.0%	10.4%	10.8%

The following table presents our net sales from each segment, as a percentage of total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
North America	41.5%	39.8%	42.5%	40.7%
Europe Africa	30.2	34.0	27.0	30.5
Asia Pacific	18.3	20.1	18.7	18.9
Latin America	8.2	5.1	8.9	8.4
Middle East	1.8	1.0	2.9	1.5
Total	100.0%	100.0%	100.0%	100.0%

North America

North America net sales increased $0.7 million, or 1.5%, during the three months ended September 30, 2013 to $48.9 million from $48.2 million during the three months ended September 30, 2012. Net sales increased $0.4 million due to higher volumes and $0.3 million due to increased pricing and changes in product mix. North America gross profit decreased $5.6 million, or 46.7%, to $6.4 million during the three months ended September 30, 2013 from $12.0 million in the prior year period due to changes in product mix and competitive pricing pressure. The continued competitive environment and difficulties in the North America market had a negative effect on net sales and gross profit during the three months ended September 30, 2013.

North America net sales decreased $8.0 million, or 5.5%, during the nine months ended September 30, 2013 to $136.6 million from $144.6 million in the nine months ended September 30, 2012. Lower volumes and changes in product mix were the primary reasons for the decrease in net sales. North America gross profit decreased $10.4 million, or 30.6%, during the nine months ended September 30, 2013 to $23.6 million from $34.0 million in the prior year period due to the decrease in volumes, lower margins due to competitive pricing pressure, and changes in product mix.

Europe Africa

The weakening European economy had a negative effect on net sales and gross profit during the three and nine months ended September 30, 2013.

Europe Africa net sales decreased $5.6 million, or 13.6%, during the three months ended September 30, 2013 to $35.6 million from $41.2 million in the three months ended September 30, 2012. Net sales decreased $4.4 million due to lower volumes, $1.7 million due to a decrease in selling prices, and $0.5 million due to changes in product mix. Europe Africa net sales were positively affected by $1.1 million from changes in foreign currency exchange rates, principally the Euro. Europe Africa gross profit increased $0.2 million, or 4.9%, to $4.3 million in the three months ended September 30, 2013 compared to $4.1 million in the three months ended September 30, 2012 primarily due to changes in product mix, which was partially offset by lower volume shipped.

Europe Africa net sales decreased $21.4 million, or 19.8%, during the nine months ended September 30, 2013 to $86.8 million from $108.2 million in the prior year period. Lower volumes and changes in product mix decreased net sales by $23.7 million. Europe Africa net sales were positively affected by $2.4 million due to changes in foreign currency exchange rates. Europe Africa gross profit decreased $5.0 million, or 48.1%, to $5.4 million in the nine months ended September 30, 2013 compared to $10.4 million in the nine months ended September 30, 2012 primarily due to changes in product mix and decreased volumes.

Asia Pacific

Asia Pacific net sales decreased $2.8 million, or 11.5%, during the three months ended September 30, 2013 to $21.5 million from $24.3 million in the three months ended September 30, 2012. Lower volumes and changes in product mix decreased net sales by $2.8 million. Asia Pacific gross profit decreased $2.3 million, or 52.3%, during the three months ended September 30, 2013 to $2.1 million from $4.4 million in the prior year period. Gross profit decreased $2.3 million primarily due to changes in product mix and increased manufacturing costs.

Asia Pacific net sales decreased $6.9 million, or 10.3%, during the nine months ended September 30, 2013 to $60.1 million from $67.0 million in the nine months ended September 30, 2012. Lower volumes and changes in product mix decreased net sales by $8.1 million which were partially offset by increased selling prices. Asia Pacific gross profit decreased $4.4 million, or 37.9%, during the nine months ended September 30, 2013 to $7.2 million from $11.6 million in the prior year period primarily due to due to increased manufacturing costs and lower volumes.

Latin America

Latin America net sales increased $3.5 million, or 56.5%, during the three months ended September 30, 2013 to $9.7 million from $6.2 million in the three months ended September 30, 2012 primarily due to higher volumes and an increase in selling prices. Latin America gross profit increased $0.2 million, or 33.3%, during the three months ended September 30, 2013 to $0.8 million from $0.6 million in the prior year period primarily due to the higher volumes.

Latin America net sales decreased $1.1 million, or 3.7%, during the nine months ended September 30, 2013 to $28.7 million from $29.8 million in the nine months ended September 30, 2012. Net sales decreased $2.4 million due to lower volumes, which was partially offset by changes in product mix and an increase in selling prices. Latin America gross profit decreased $0.2 million, or 6.3%, during the nine months ended September 30, 2013 to $3.0 million from $3.2 million in the nine months ended September 30, 2012 primarily due to lower volumes and increased manufacturing costs, which were partially offset by changes in product mix.

Middle East

Middle East net sales increased $0.9 million, or 69.2% to $2.2 million during the three months ended September 30, 2013 from $1.3 million in the three months ended September 30, 2012 primarily due to an increase in volumes, increases in selling prices, and changes in product mix. Middle East net sales were negatively affected by $0.3 million from changes in foreign currency exchange rates. Middle East gross profit increased $0.3 million, or 300.0%, to $0.2 million in the three months ended September 30, 2013 from a loss of $0.1 million in the three months ended September 30, 2012 primarily due to changes in product mix a decreased manufacturing costs.

Middle East net sales increased $3.5 million, or 61.4% to $9.2 million during the nine months ended September 30, 2013 from $5.7 million in the nine months ended September 30, 2012 primarily due to an increase in volumes and increases in selling prices. Middle East net sales were negatively affected by $1.2 million from changes in foreign currency exchange rates. Middle East gross profit increased $0.6 million, or 150.0%, to $1.0 million in the nine months ended September 30, 2013 from $0.4 million in the prior year period primarily due to a decrease in manufacturing costs and the increase in volumes.

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

Resin Cost Volatility.  Resin-based material, derived from crude petroleum and natural gas, accounted for 79.7% and 79.5% of our cost of products for the three and nine months ended September 30, 2013, respectively. Our ability to both manage the cost of our resin purchases as well as pass fluctuations in the cost of resin through to our customers is critical to our profitability. Fluctuations in the price of crude oil impact the cost of resin. In addition, planned and unplanned outages in facilities that produce polyethylene and its feedstock materials have historically impacted the cost of resin. In 2010, we implemented successful performance initiatives that focused on reducing the risk of volatility in resin costs on our profitability. We have developed policies, procedures, tools and organizational training procedures to enable better resin cost management and facilitate the efficient pass through of increases in our resin costs to our customers. These initiatives included diversifying our resin sources, hiring a polyethylene expert to lead procurement, implementing pricing tools that account for projected resin pricing, institutionalizing a bid approval process, creating a plant sourcing decision model, and running a large project tracking process. While the significant majority of our products are sold under orders that include 30-day re-pricing provisions at our option, and while we have taken advantage of this option in the past, the policies, processes, tools and organizational training procedures described above allow us to limit the need to re-price projects already under contract. This, in turn, helps us better manage our relationships with our customers. We believe that managing the risks associated with volatility in resin costs is now among our critical and core competencies.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

	Three Months Ended September 30,		Period over
	2013	2012	Period Change
	(in thousands, except percentages)

Net sales	$117,976	$121,200	$(3,224)	(2.7)%
Cost of products	104,281	100,150	4,131	(4.1)
Gross profit	13,695	21,050	(7,355)	(34.9)
Selling, general and administrative expenses	12,547	11,945	602	5.0
Amortization of intangibles	401	295	106	35.9
Impairment of goodwill	25,244	—	25,244	N/A
Operating income (loss)	(24,497)	8,810	(33,307)	*
Other expenses:
Interest expense, net	5,076	3,199	1,877	58.7
Other expense (income), net	239	(555)	794	143.1
Income (loss) from continuing operations before income taxes	(29,812)	6,166	(35,978)	*
Income tax provision	6,010	756	5,254	*
Income (loss) from continuing operations	$(35,822)	$5,410	$(41,232)	*

* Not meaningful

Net Sales

Consolidated net sales decreased $3.2 million, or 2.7%, to $118.0 million for the three months ended September 30, 2013 from $121.2 million for the three months ended September30, 2012. Consolidated net sales decreased $2.9 million due to lower volumes and approximately $1.0 million due to changes in product mix. Net sales were positively affected by approximately $0.7 million from changes in foreign currency exchange rates, principally the Euro.

Cost of Products

Cost of products increased $4.1 million, or 4.1%, to $104.3 million for the three months ended September 30, 2013 from $100.2 million for the three months ended September 30, 2012. Cost of products increased $5.8 million due to increases in raw material cost, and $0.5 million due to changes in foreign currency exchange rates, which were partially offset by the lower volumes.

Gross Profit

Consolidated gross profit for the three months ended September 30, 2013 decreased $7.4 million, or 34.9%, to $13.7 million compared to $21.1 million in the prior year period due to the factors noted above.  Gross profit as a percentage of net sales was 11.6% for the three months ended September 30, 2013 compared with 17.4% for the three months ended September 30, 2012. The decrease in gross profit as a percentage of net sales was due to the continued competitive pricing pressure in North America. Gross profit was positively affected by approximately $0.2 million from changes in foreign currency exchange rates, principally the Euro.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses for the three months ended September 30, 2013 was $12.5 million compared to $11.9 million for the three months ended September 30, 2012, an increase of $0.6 million primarily due to an increase in severance costs. The increase in severance costs was the result of the departure of our former President & CEO in July 2013 along with the departure of other corporate employees during the third quarter ending September 30, 2013. SG&A expenses for the three months ended September 30, 2013 increased less than $0.1 million due to changes in foreign currency exchange rates. SG&A as a percentage of net sales for the three months ended September 30, 2013 was 10.6% compared to 9.9% for the three months ended September 30, 2012.

Goodwill

During the third quarter of 2013, we performed an interim assessment of goodwill due to identification of impairment indicators.  Such indicators included continuation of an increased competitive environment, under-achievement of previous financial projections and projected continued difficulties in the North America market.  Also, the Company noted a significant decline in its common stock price beginning in August 2013.  The interim impairment test resulted in an impairment charge totaling $25.2 million relating to our North America reporting unit, and no impairment charges were required relating to the Asia Pacific and Latin America reporting units. The fair value of the Asia Pacific and Latin America reporting units exceeded their carrying value as of September 30, 2013 by approximately 79% and 300% , respectively.

Other Expenses (Income)

Interest expense was $5.1 million for the three months ended September 30, 2013 compared to $3.2 million for the three months ended September 30, 2012. The $1.9 million increase in interest expense in the three months ended September 30, 2013 was primarily due to higher interest rates on higher debt balances outstanding in 2013, and during the three months ended September 30, 2013, interest expense included the write off of $0.5 million of deferred financing costs associated with an amendment to our main credit agreement . The weighted average debt balance outstanding was $194.2 million and $176.9 million for the three months ended September 30, 2013 and 2012, respectively, and weighted average effective interest rates were 8.0% and 7.4% for the three months ended September 30, 2013 and 2012, respectively.

Income Tax Expense

Income tax expense from continuing operations for the three months ended September 30, 2013 and 2012 was $6.0 million and $0.8 million, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate in 2013 is due primarily to a $6.6 million increase in the valuation allowance and to a lesser extent the mix of the international jurisdictional rates, nondeductible goodwill impairment, and U.S. permanent differences relating to foreign taxes. The realization of the deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences are deductible. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts the Company believes are more likely than not to be recovered. In evaluating the valuation allowance, the Company considered the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of the taxable jurisdictions, the latter two of which involve the exercise of significant judgment. During the three months ended September 30, 2013, a full valuation allowance was recorded in the amount of $6.6 million against the U.S. net deferred tax assets.  This was driven by recent negative evidence, including recent losses and expected future losses, overcoming positive evidence.

Adjusted EBITDA

Adjusted EBITDA from continuing operations was $7.5 million during the three months ended September 30, 2013, a decrease of $5.1 million, or 40.5%, from $12.6 million during 2012. The decrease in Adjusted EBITDA was primarily due to a decrease in our gross profit of $7.4 million.

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

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

	Nine Months Ended September 30,		Period over
	2013	2012	Period Change
	(in thousands, except percentages)

Net sales	$321,311	$355,285	$(33,974)	(9.6)%
Cost of products	281,150	295,636	(14,486)	(4.9)
Gross profit	40,161	59,649	(19,488)	(32.7)
Selling, general and administrative expenses	40,008	34,684	5,324	15.4
Non-recurring initial public offering related costs	—	9,655	(9,655)	(100.0)
Amortization of intangibles	1,155	893	262	29.3
Impairment of goodwill	51,667	—	51,667	N/A
Operating income (loss)	(52,669)	14,417	(67,086)	*
Other expenses (income):
Interest expense, net	12,525	12,836	(311)	(2.4)
Loss on extinguishment of debt	—	1,555	(1,555)	(100.0)
Other expense (income), net	1,221	(138)	1,359	*
Income (loss) from continuing operations before income taxes	(66,415)	164	(66,579)	*
Income tax provision	5,747	3,483	(2,264)	(65.0)
Loss from continuing operations	$(72,162)	$(3,319)	$(68,843)	*

* Not meaningful

Net sales

Consolidated net sales decreased $34.0 million, or 9.6%, to $321.3 million for the nine months ended September 30, 2013 from $355.3 million for the nine months ended September 30, 2012. Consolidated net sales decreased $37.2 million due to lower volumes in North America and Europe Africa.  Net sales were positively affected by approximately $2.0 million due to changes in product mix and $1.2 million from changes in foreign currency exchange rates, principally the Euro.

Cost of Products

Cost of products decreased $14.5 million, or 4.9%, to $281.1 million for the nine months ended September 30, 2013 from $295.6 million for the nine months ended September 30, 2012. Cost of products decreased $30.8 million due to the lower volumes, which was partially offset by the increase in raw materials of $10.3 million that was passed on to our customers as reflected in the increase in sales prices, increased manufacturing costs and $0.7 million from changes in foreign currency exchange rates, principally the Euro.

Gross Profit

Consolidated gross profit for the nine months ended September 30, 2013 decreased $19.5 million, or 32.7%, to $40.1 million compared to $59.6 million for the nine months ended September 30, 2012 due to the factors noted above.  Gross profit as a percentage of net sales was 12.5% for the nine months ended September 30, 2013 compared with 16.8% for the nine months ended September 30, 2012. The decrease in gross profit as a percentage of net sales was due to the continued competitive pricing pressure in North America and Europe Africa. Gross profit was positively affected by approximately $0.4 from changes in foreign currency exchange rates, principally the Euro.

Selling, General and Administrative Expenses

SG&A expense, excluding non-recurring initial public offering (“IPO”) costs, for the nine months ended September 30, 2013 was $40.0 million compared to $34.7 million for the nine months ended September 30, 2012, an increase of $5.3 million. SG&A expense for the nine months ended September 30, 2013 increased primarily due to increased professional fees of $3.3 million, $1.3 million related to severance and restructuring related costs, and an increase of approximately $0.4 million in bad debt expense primarily relating to Latin American customers. The increase in severance costs was the result of the departure of our former President & CEO in July 2013 along with the departure of other corporate employees during the third quarter ending September 30, 2013.SG&A expenses for the nine months ended September 30, 2013 increased less than $0.1 million due to changes in foreign currency exchange rates.

Excluding the expenses related to the IPO, SG&A as a percentage of net sales for the nine months ended September 30, 2013 was 12.5% compared to 9.8% for the nine months ended September 30, 2012.

Goodwill

As discussed above, during the third quarter of 2013, an impairment charge totaling $25.2 million was recorded relating to our North America reporting unit.  During the second quarter of 2013, an impairment charge of $26.5 million was recorded relating to our Europe Africa reporting unit.

Other Expenses

Interest expense was $12.5 million for the nine months ended September 30, 2013 compared to $12.8 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, interest expense included the write off of $0.5 million of deferred financing costs associated with an amendment to our main credit agreement and during the nine months ended September 30, 2012 there was a write off of $1.1 million of deferred financing costs associated with the $20.0 million prepayment of the Second Lien Term Loan. The weighted average debt balance outstanding was $186.2 million and $181.2 million for the nine months ended September 30, 2013 and 2012, respectively, and weighted average effective interest rates were 7.4% and 7.8% for the nine months ended September 30, 2013 and 2012, respectively.

Income Tax Expense

Income tax expense from continuing operations for the nine months ended September 30, 2013 and 2012 was $5.7 million and $3.5 million, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate is due to the mix of the international jurisdictional rates, nondeductible goodwill impairment and in 2012 the changes in the valuation allowance. As previously discussed, a full valuation allowance was recorded in the amount of $6.6 million against the U.S. net deferred tax assets during the three months ended September 30, 2013.

Adjusted EBITDA

Adjusted EBITDA was $14.8 million during the nine months ended September 30, 2013, a decrease of $20.8 million, or 58.4%, from $35.6 million during the nine months ended September 30, 2012. The decrease in Adjusted EBITDA was primarily due to a decrease in our gross profit of $19.5 million and an increase in our SG&A expense of $5.3 million.

The following table reconciles net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net (loss) income	$(35,822)	$5,240	$(72,162)	$(3,730)
Loss from discontinued operations, net of tax	—	170	—	411
Interest expense, net	5,076	3,199	12,525	12,836
Income tax expense	6,010	756	5,747	3,483
Depreciation and amortization expense	4,191	3,618	11,764	10,684
Foreign exchange (gain) loss	192	(571)	951	(513)
Impairment of goodwill	25,244	—	51,667	—
Loss on extinguishment of debt	—	—	—	1,555
Restructuring expense	1,133	—	1,321	93
Professional fees	1,126	—	2,079	597
Stock-based compensation expense	359	112	792	145
Public offering related costs	—	—	—	9,655
Management fees	—	—	—	229
Other	13	45	124	189
Adjusted EBITDA	$7,522	$12,569	$14,808	$35,636

Liquidity and Capital Resources

General

We rely on cash from operations, borrowings under our First Lien Credit Facility (as defined below) when available and other financing arrangements around the world as our primary source of liquidity. As discussed below under First Lien Credit Facility as of September 30, 2013, we had no borrowing capacity under our First Lien Credit Facility. Our primary liquidity needs are to finance working capital, capital expenditures and debt service. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. The majority of our working capital and capital expenditure needs for our foreign subsidiaries are met through a combination of local cash flow from operations and borrowings made under the foreign credit facilities.

Our business is seasonal in nature and traditionally less working capital is needed in the winter and spring. Although we can make no assurances, we believe that our cash on hand, together with borrowings under our foreign debt facilities and cash generated from operations, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on our indebtedness for at least the next 12 months.  However, if the lenders on our First Lien Credit Facility accelerate the maturity of our debt, we may not have sufficient cash on hand or borrowing capacity to satisfy these obligations, and may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all.  In such event, we may be required sell assets, incur additional indebtedness, raise equity, or reorganize the Company outside the normal course of business.

During 2013, we expanded our borrowing facilities in Asia to finance capital expenditures in the area and fund working capital. We continue to use foreign borrowings both in Asia and Europe to provide cash to our foreign subsidiaries to pay intercompany corporate charges and for products manufactured in the U.S. for intercompany sales. We expect to continue to have these foreign facilities available going forward.

Cash and Cash Equivalents

As of September 30, 2013, we had $18.7 million in cash and cash equivalents.  We maintain cash and cash equivalents at various financial institutions located in the United States, Germany, Thailand, Egypt and Chile. As of September 30, 2013, $9.1million, or 49%, was held in domestic accounts with various institutions and approximately $9.6 million, or 51%, was held in accounts outside of the United States with various financial institutions.

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

On April 18, 2012, the First Lien Credit Facility was amended to increase the First Lien Term Loan commitments from $135.0 million to $157.0 million resulting in aggregate capacity of $192.0 million immediately following such amendment. The Company used the additional borrowing capacity under the First Lien Term Loan to repay in full all outstanding indebtedness under, and to terminate, the Second Lien Term Loan (as defined below) and to pay related fees and expenses.

The First Lien Credit Facility contains various restrictive covenants that include, among other things, restrictions or limitations on our ability to incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of its assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business we conduct. For the twelve months ended June 30, 2013 and December 31, 2012, we were subject to a Total Leverage Ratio (which is based on a trailing twelve months calculation) not to exceed 5.25 and 5.50:1.00, respectively, and an Interest Coverage Ratio of not less than 2.25:1.00 and 2.15:1.00, respectively.  As of June 30, 2013, we were not in compliance with the Total Leverage Ratio covenant necessitating receiving a waiver and sixth amendment to the facility as discussed below.

Unless accelerated, the First Lien Credit Facility matures in May 2016. Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, we pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit. As of September 30, 2013, there was $172.2 million outstanding under the First Lien Credit Facility consisting of $153.4 million in term loans and $18.8 million in revolving loans, and the weighted average interest rate on such loans was 9.15%. As of September 30, 2013, we had no capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

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

On July 30, 2013, we entered into a waiver and sixth amendment to the First Lien Credit Facility (the “Sixth Amendment”), pursuant to which the lenders waived our default arising as a result of the failure by us to be in compliance with the maximum total leverage ratio as of June 30, 2013.  The maximum Total Leverage Ratio for the twelve months ending September 30, 2013, December 31, 2013, and March 31, 2014 was also modified to 6.50:1.00, 6.25:1.00, and 5.17:1.00, respectively.  Beyond March 31, 2014, the maximum Total Leverage Ratios covenants were not changed by the Sixth Amendment. The Total Leverage Ratio covenant is 4.75:1.00 for the twelve months ended June 30, 2014 and becomes even more restrictive after that date.

In addition, commencing on October 31, 2013 and continuing until our Total Leverage Ratio is less than 5.00:1.00 (the “Required Leveraged Date”), we have agreed that the Total Leverage Ratio as of the last day of any fiscal month that is the first or second fiscal month of a fiscal quarter will not be greater than the maximum Total Leverage Ratio required for the most recently completed fiscal quarter.

The Sixth Amendment also increased the margin on the loans by 200 basis points, modified the definition of “EBITDA” to exclude certain expenses from the calculation of EBITDA for purpose of calculating certain debt covenants, and reduced our borrowing capacity under the revolving credit facility from $35.0 million to approximately $21.5 million, $3.0 million of which may be used for letters of credit. After giving effect to the reduced borrowing capacity in accordance with the Sixth Amendment, we have utilized the full capacity under the First Lien Credit Facility.

As of September 30, 2013, we were in compliance with all covenants under the First Lien Credit Facility. However, based on current projections, we believe that it is highly unlikely that we will be in compliance with certain covenants for the quarter ending December 31, 2013.  Under the First Lien Credit Facility the Total Leverage Ratio is calculated as the ratio of consolidated indebtedness to consolidated adjusted EBITDA and the interest coverage ratio is calculated as the ratio of consolidated adjusted EBITDA to consolidated interest expense. For the twelve months ended September 30, 2013, the total leverage ratio was required to be 6.50:1.00 or lower and the interest coverage ratio was required to be 2.00:1.00 or higher. The tables below reconcile U.S. GAAP reported amounts for the twelve months ended September 30, 2013, to the adjusted balances per the First Lien Credit Facility (in thousands).

Consolidated net loss from continuing operations	$(67,297)
Interest expense, net	16,487
Income tax provision	2,620
Depreciation and amortization expense	15,374
Impairment of goodwill	51,667
Consolidated EBITDA	$18,851
Permitted covenant adjustments	14,978
Consolidated EBITDA for covenant purposes	$33,829

Short-term debt	$18,372
Current portion of long-term debt	172,452
Long-term debt	7,673
Debt discount	1,233
Outstanding letters of credit and performance Bonds	11,951
Consolidated indebtedness for covenant purposes	$211,681

Consolidated interest expense	$16,487
Amortization of deferred financing costs	(2,491)
Accretion of debt discount	(406)
Consolidated interest expense for covenant purposes	$13,590

Twelve months ended September 30, 2013
	Required	Actual
Total leverage ratio	6.50:1:00	6:26:1:00
Interest coverage ratio	2:00:1:00	2:49:1:00

Failure to comply with the financial covenants, or any other non-financial or restrictive covenant, could create a default under our First Lien Credit Facility, assuming we are unable to secure a waiver from our lenders.  Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. We may be required to amend our First Lien Credit Facility, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Further, based upon our actual performance levels, our senior secured leverage ratio, leverage ratio and minimum interest coverage ratio requirements or other financial covenants could limit our ability to incur additional debt, which could hinder our ability to execute our current business strategy. We cannot predict what actions, if any, our lenders would take following a default with respect to their indebtedness. If the lenders accelerate the maturity of our debt, we may not have sufficient cash on hand or borrowing capacity to satisfy these obligations, and may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. In such event, we may be required sell assets, incur additional indebtedness, raise equity, or reorganize the Company outside the normal course of business.

In accordance with the Sixth Amendment, we were required to use our best efforts to raise at least $20.0 million of additional unsecured mezzanine indebtedness or other subordinated capital, reasonably acceptable to General Electric Capital Corporation (the “Junior Capital”), on or before October 31, 2013.  The first $10.0 million of this Junior Capital will be applied to pay down the First Lien Credit Facility.  Since we have not yet obtained the Junior Capital, effective October 31, 2013 the margin on the First Lien Credit Facility loans increased by 50 basis points and will increase by 50 basis points each quarter going forward if the Company does not raise the Junior Capital. We have engaged an investment banking firm to assist with this process.

In July 2013, we engaged an investment bank to assist us with the process of raising additional unsecured mezzanine indebtedness or other subordinated additional capital.  With the help of the investment bank, we have also been seeking to secure a complete refinancing of our First Lien Credit Facility ($172.2 million as of September 30, 2013).  As of November 14, 2013, we are continuing to work with the investment bank, our existing lenders, and other interested parties to complete the refinancing of the First Lien Credit Facility in full by the end of 2013.   However, even if commitments are obtained, we may need to satisfy various conditions before the lender will make a loan to us.  Therefore, this effort may not result in any debt financing at all. If we are unable to refinance our First Lien Credit Facility we cannot make any assurances we would continue to be in compliance with the existing covenants. Based on current facts and circumstances, and in accordance with ASC 470-10-45 we have reclassified its U.S. revolver and term loan balances from long-term to current in our September 30, 2013 Condensed Consolidated Balance Sheets.

Supplemental First Lien Revolving Credit Agreement

On August 8, 2013, we entered into a new $8.0 million Supplemental First Lien Revolving Credit Agreement (the “Supplemental First Lien Revolving Facility”) with General Electric Capital Corporation and the other financial institutions party thereto.

The Supplemental First Lien Revolving Facility matured on October 31, 2013. As of September 30, 2013, there were no amounts outstanding under the First Lien Revolving Facility and the borrowing capacity was reduced to $0.9 million, which was available through October 31, 2013. As of October 31, 2013 the Supplemental First Lien Revolving Credit Facility was paid in full and the facility was terminated.

Capital Leases –

On August 17, 2012, we entered into an equipment financing arrangement with CapitalSource Bank. The lease is a three-year lease for equipment cost up to $10.0 million. As of September 30, 2013, there was $2.3 million outstanding under this lease arrangement with monthly payments of $0.1 million and an implied interest rate of 7.09%.

During 2012, we entered into three other capitalized leases with commercial financial institutions. These leases are for terms of three to four years for equipment cost of $0.3 million with implied interest rates from 5.42% to 8.72%. As of September 30, 2013, there was approximately $0.2 million outstanding under these leases.

In accordance with the terms of the Sixth Amendment to the First Lien Credit Facility discussed above, the Company is limited to $6.0 million in total capital leases.

Term Loans-China Bank –

As of September 30, 2013 we had two unsecured term loans with the China Construction Bank. One loan is denominated in U. S. dollars, and the other loan is denominated in the Chinese Yuan (“CNY”). The maximum amount that can be borrowed under these term loans is CNY 90.0 million ($14.5 million). The U. S dollar denominated loan limit is $7.0 million and the CNY denominated loan limit is CNY 46.0 million ($7.5 million). The borrowings on these loans can only be used to finance the construction of our new facility in China and were entered into on July 8, 2013. Proceeds from the U. S dollar denominated loan are used to purchase machinery and equipment from suppliers not located in China, and the proceeds from the CNY denominated loan are used to purchase machinery and equipment from suppliers located in China. Each of these loans is for a term of seven years, interest is paid monthly with semi-annual principal payments beginning December 31, 2015 and ending June 30, 2020. The interest rate for the U. S. dollar denominated loan is LIBOR plus 380 basis points and is reset every three months. The interest rate for the CNY denominated loan is the lending interest rate quoted by the People’s Bank of China and is reset on annual basis. As of September 30, 2013, $6.5 million outstanding under these term loans consisting of $3.5 million outstanding under the U. S. dollar denominated loan and CNY 18.9 million ($3.0 million) outstanding under the CNY denominated loan, and the weighted average interest rate was 5.21%.

Non-Dollar Denominated Credit Facilities –

As of September 30, 2013, we had six credit facilities with several of our international subsidiaries.

We have two credit facilities with German banks in the amount of EUR 6.0 million ($8.1million). These revolving credit facilities bear interest at various market rates and are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of September 30, 2013, there was EUR 0.7 million ($1.0 million) outstanding under the lines of credit, EUR 1.9 million ($2.5 million) of bank guarantees and letters of credit outstanding, and EUR 3.4 million ($4.6million) available under these credit facilities. In addition there was a EUR 0.2 million ($0.3 million) secured term loan with a German bank outstanding as of September 30, 2013, with a maturity date in March 2014.

We have three credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.1 million). These credit facilities bear interest at various market rates and are primarily for cash management purposes. There was EGP 5.5 million ($0.8 million) outstanding under these lines of credit, EGP 4.1 million ($0.6 million) of bank guarantees and letters of credit outstanding, and EGP 5.4 million ($0.7 million) available under these credit facilities as of September 30, 2013.

We have a BAHT 600.0 million ($19.2 million) Trade on Demand Financing (accounts receivable) facility with Thai Military Bank Public Company Limited (“TMB”).  This facility bears interest at LIBOR +1.75%, is unsecured and may be terminated at any time by either TMB or us. This facility permits us to borrow funds upon presentation of proper documentation of purchase orders or accounts receivable from our customers, in each case with a maximum term not to exceed 180 days. We maintain a bank account with TMB, assigns rights to the accounts receivable used for borrowings under this facility, and instructs these customers to remit payments to the bank account with TMB.  TMB may, in its sole discretion, deduct or withhold funds from our bank account for settlement of any amounts owed by us under this facility. There was approximately BAHT 519.3 million ($16.6 million) outstanding and BAHT 80.6 million ($2.6 million) available under this facility as of September 30, 2013.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash used in operating activities – continuing operations	$(265)	$(24,909)
Net cash used in investing activities – continuing operations	(25,252)	(21,975)
Net cash provided by financing activities – continuing operations	25,770	49,289
Effect of exchange rate changes on cash – continuing operations	378	304

Net Cash Used in Operating Activities

Net cash used in operating activities was $0.3 million for the nine months ended September 30, 2013 compared to net cash used in operating activities of $24.9 million in the nine months ended September 30, 2012. The $24.6 million decrease increase was related primarily to a decrease in accounts receivable, a smaller increase in inventory and increase in accounts payable due to timing of payments.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities consists primarily of:

•	capital expenditures for growth;

•	capital expenditures for facility maintenance, including machinery and equipment improvements to extend the useful life of the assets; and

•	the acquisition of SynTec, LLC.

Net cash used in investing activities during the nine months ended September 30, 2013 was $25.3 million compared to $22.0 million during the nine months ended September 30, 2012. Capital expenditures during the nine months ended September 30, 2013 were $15.6 million, which related to expansion in Asia Pacific and Middle East and construction of our new facility in China. Net cash used in investing activities during the nine months ended September 30, 2013 includes approximately $9.7 million related to the acquisition of SynTec LLC on February 4, 2013. See Item 1, note 3, “Acquisition of SynTec LLC,” to our unaudited condensed consolidated financial statements for information regarding this acquisition.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities consists primarily of borrowings and repayments related to our credit facilities and our IPO (in 2012).

Net cash provided by financing activities was $25.8 million during the nine months ended September 30, 2013 compared to $49.3 million during the nine months ended September 30, 2012. The decrease in net cash provided by financing activities during 2013 was due to the fact that the nine months ended September 30, 2013 had net proceeds received from our debt of $26.8 million while the nine months ended September 30, 2012 had the net proceeds from our IPO during February 2012 of $65.9 million and $0.9 million from the exercise of stock options, partially offset by the net repayment of $15.8 million on our debt.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

Contingencies

We are involved in various legal and administrative proceedings and disputes that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which from time to time, may adversely affect our financial results. We have considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. Our recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. In doing so, we take into account our history of claims, the limitations of any insurance coverage, advice from outside counsel, the possible range of outcomes to such claims and obligations and their associated financial impact (if known and reasonably estimable), and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required. In addition, we believe it is not reasonably possible that resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any single accounting period.

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

Furthermore, in certain direct sales and raw material acquisition situations, we are required to post performance bonds or bank guarantees as part of the contractual guarantee for performance. The performance bonds or bank guarantees can be in the full amount of the orders. To date we have not received any claims against any of the posted securities, most of which terminate at the final completion date of the orders. As of September 30, 2013, we had $6.6 million of bonds outstanding and $5.3 million of guarantees and letters of credit issued under its bank lines.

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

During the third quarter of 2013, we performed an interim assessment of goodwill due to identification of impairment indicators.  Such indicators included continuation of an increased competitive environment, under-achievement of previous financial projections and projected continued difficulties in the North America market.  Also, the Company noted a significant decline in its common stock price beginning August 2013.  The interim impairment test resulted in an impairment charge totaling $25.2 million related to our North America reporting unit and no impairment charges were required relating to the Asia Pacific and Latin America reporting units.

Goodwill allocated to Asia Pacific and Latin America was approximately $5.2 million and $4.5 million, respectively, as of September 30, 2013. The fair value of the reporting units exceeded the carrying value by approximately 79% and 300% for Asia Pacific, and Latin America, respectively, as of our interim impairment test. A key assumption underlying our fair value calculations is the discounted cash flows for each of the reporting units.  Significant changes to the underlying assumptions used in our valuation approach, could lead to changes in the fair value and future impairments of goodwill.

Recently Issued Accounting Pronouncements

We qualify as an emerging growth company under Section 101 of the JOBS Act. An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, is compliant with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. Section 107 of the JOBS Act provides that this decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks as of September 30, 2013 does not differ materially from the information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 28, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Remediation of Material Weakness

During the nine months ended September 30, 2013, we implemented the following additional procedures to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures:

•	We hired an outside public accounting firm to review and assist with the proper accounting and disclosure related to income taxes.

•	We implemented a tax validation process to assist in the management of all tax data.

Changes in Internal Control over Financial Reporting

There have been  no changes in our internal control over financial reporting  (as defined in Rule 13a-15 and Rule 15d-15 under the Exchange Act)  that occurred during our fiscal quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as discussed above.

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

ITEM 1A.     RISK FACTORS

On June 30, 2013, we were not in compliance with the required maximum total leverage ratio under our First Lien Credit Facility and we were required to obtain a waiver of such default from the lenders. As part of that waiver and amendment, our First Lien Credit Facility requires us to use our best efforts to raise mezzanine financing by October 31, 2013. Based on current projections, we believe that it is highly unlikely that we will be in compliance with certain covenants for the quarter ending December 31, 2013.

On July 30, 2013, we entered into a waiver and sixth amendment to the First Lien Credit Facility (the “Sixth Amendment”), pursuant to which the lenders in our First Lien Credit Facility waived our default arising as a result of the failure by us to be in compliance with the maximum total leverage ratio as of June 30, 2013.  See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – First Lien Credit Facility.”

As of September 30, 2013, our maximum permitted total leverage ratio was 6.50 times consolidated indebtedness to consolidated Adjusted EBITDA for the prior four consecutive quarters.  As of September 30, 2013, our total leverage ratio was 6.26 times consolidated indebtedness to consolidated Adjusted EBITDA. The maximum permitted total leverage ratio under the First Lien Credit Facility will decline to 6.25 times as of December 31, 2013, with an additional decrease to 5.17 times as of March 30, 2014 and thereafter.  Failure to comply with the financial covenants, or any other non-financial or restrictive covenant, could create a default under our First Lien Credit Facility, assuming we are unable to secure a waiver from our lenders.  Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. We may be required to amend our First Lien Credit Facility, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Further, based upon our actual performance levels, our senior secured leverage ratio, leverage ratio and minimum interest coverage ratio requirements or other financial covenants could limit our ability to incur additional debt, which could hinder our ability to execute our current business strategy.  If the lenders accelerate our debt, we may not have sufficient cash on hand or borrowing capacity to satisfy these obligations, and may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. In such event, we may be required sell assets, incur additional indebtedness, raise equity, or reorganize the Company outside the normal course of business.  In addition, a contraction in the availability of trade credit would increase cash requirements, and could impact our ability to obtain raw materials in a timely manner, which could have a material adverse effect on the business and financial condition.

In July 2013, we engaged an investment bank to assist us with the process of raising additional unsecured mezzanine indebtedness or other subordinated capital additional.  We have also been seeking to secure a complete refinancing of our First Lien Credit Facility ($172.2 million outstanding as of September 30, 2013).  Even if refinancing commitments  are received, we may need to satisfy various conditions before the lender will make a loan to us.

In accordance with the Sixth Amendment, we were required to use our best efforts to raise at least $20.0 million of additional unsecured mezzanine indebtedness or other subordinated capital, reasonably acceptable to General Electric Capital Corporation (the “Junior Capital”), on or before October 31, 2013.  The first $20.0 million of this Junior Capital will be applied to pay down the First Lien Credit Facility.  Since the Company has not yet obtained the Junior Capital, effective October 31, 2013, the margin on the First Lien Credit Facility loans increased by 50 basis points and will continue to increase by 50 basis points each quarter going forward if the Company does not raise the Junior Capital.

The terms of any additional debt or junior capital may not be favorable to us or our stockholders and may result in significant dilution to our stockholders.

Our refinancing efforts may involve debt financings that may not be available on acceptable terms, if at all.  Such new financing would be at higher capital costs and may result, in certain circumstances, in more restrictive terms.  Moreover, if we raise additional funds by issuing junior financing, we may be required to issue equity to the lenders in the form of warrants or other convertible securities, which may result in significant dilution to our stockholders

Other than as discussed above, there have been no material changes in the status of our risk factors from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 28, 2013.

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

Date:  November 14, 2013.

GSE HOLDING, INC.

By:  /s/ DANIEL C. STOREY
Name:Daniel C. Storey
Title:  Vice President, Chief Accounting Officer and
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amendd and Restated Certificate of Incorporation of GSE Holding, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 15, 2012)
3.2	Amended and Restated Bylaws of GSE Holding, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 15, 2012)
10.1	Amendment No. 2 to Amended and Restated Stockholders Agreement, dated as of July 10, 2013 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 9, 2013)
10.2
Waiver and Sixth Amendment to First Lien Credit Agreement dated as of July 30, 2013 by and among Gundle/SLT Environmental, Inc., General Electric Capital Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 2, 2013)

10.3*
First Lien Revolving Credit Agreement, dated as of August 8, 2013, by and among GSE Environmental, Inc., General Electric Capital Corporation (the “Agent”) and the other financial institutions party thereto

10.4*+	Form of Restricted Stock Unit Agreement pursuant to the GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1**
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

______________
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

+	Indicates management contract or compensatory plan or arrangement.