Form 10-K/A
period 2012-12-31
GSE Holding, Inc.
filed 2013-12-10
CIK 1275712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

GSE Holding, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2012

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 28, 2013 (the ‘‘Original Filing’’), is being filed for the sole purpose of providing updated and corrected certifications that conform to the format provided in Item 601(b)(31) of Regulation S-K as Exhibits 31.1 and 31.2.

This Form 10-K/A sets forth the Original Filing in its entirety and, no attempt has been made in this Form 10-K/A to modify or update the disclosures in the Original Filing except as described above. There have been no changes in previously reported amounts.  This Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

ii

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

iii

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned.

Date:  December 10, 2013.

GSE HOLDING, INC.

By:	/s/ CHARLES A. SORRENTINO
	Name:	Charles A. Sorrentino
	Title:	President and Chief Executive Officer

By:	/s/ Daniel C. Storey
	Name:	Daniel C. Storey
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of GSE Holding, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 15, 2012)
3.2	Amended and Restated Bylaws of GSE Holding, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 15, 2012)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011)
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

10.50**
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

10.52**	Joinder to Amended and Restated Stockholders Agreement, dated as of January 14, 2013 by J. Michael Kirksey.
21.1**	List of subsidiaries
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm
24.1**	Powers of Attorney (included on signature page)
31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________

*	Filed herewith

**	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 28, 2013.

+	Indicates management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted and furnished supplementally to the Securities and Exchange Commission pursuant to an order granting confidential treatment.