Form 10-K
period 2013-12-31
GSE Holding, Inc.
filed 2014-03-31
CIK 1275712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☑
As of June 28, 2013, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock on that date, as reported on the New York Stock Exchange was $51,842,369. On March 5, 2014, the registrant’s common stock ceased to be listed on the New York Stock Exchange. Also on March 5, 2014, trading of the registrant’s common stock commenced on the OTCQB Marketplace under the trading symbol “GSEH,” and the registrant’s common stock continues to trade on the OTCQB Marketplace as of the date of this Annual Report on Form 10-K.
As of March 25, 2014, 20,362,321 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

GSE Holding, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2013

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. The statements we make regarding the following subjects are forward-looking by their nature. These statements include, but are not limited to, statements about:

•	the high likelihood that we will voluntarily seek, or be forced to seek, bankruptcy protection;

•	our beliefs concerning our capital expenditure requirements and liquidity needs;

•	our ability to complete an acceptable sale of our company as required by our credit agreements;

•	our beliefs regarding the impact of future regulations;

•	our ability to secure project bids;

•	our expectations with respect to our executive officers’ and directors’ future compensation;

•	our beliefs regarding the anti-takeover effects of certain provisions of our certificate of incorporation, our bylaws and Delaware law;

•	our plans to strategically pursue emerging growth opportunities in diverse regions and end markets;

•	our expectations regarding future demand for our products;

•	our expectation that sales and total gross profits derived from outside North America will increase;

•	our expectation that our core product strategy of matching product specifications with the application will have a positive impact on our profitability;

•	our ability to manufacture our higher-margin proprietary products globally;

•	our belief regarding the sufficiency of insufficiency our cash flows to meet our needs; and

•	our expectations about future dividends and our plans to retain any future earnings.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities Exchange Commission (the “SEC”) and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

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

Sale of the Company

As of December 31, 2013, we had $201.6 million of total indebtedness outstanding under our credit facilities, principally consisting of borrowings under our first lien senior secured credit facility with General Electric Capital Corporation, Jefferies Finance LLC and certain other financial institutions party thereto (as amended from time to time, the “First Lien Credit Facility”).  We have subsequently entered into a secured revolving super priority credit facility with General Electric Capital Corporation and certain other financial institutions party thereto (as amended from time to time, the “Priming Facility”).

Pursuant to the terms of the First Lien Credit Facility and Priming Facility, both as amended from time to time, we agreed to pursue a sale process to sell our company and use the proceeds to repay our indebtedness. The First Lien Credit Facility and Priming Facility set forth a series of milestones, requiring, among other things, that an acceptable sale must be completed no later than April 21, 2014 and April 30, 2014, respectively. The failure to meet these deadlines would be an event of default under the First Lien Credit Facility and the Priming Facility.

While we believe the Priming Facility will provide liquidity to support operations in the ordinary course of business while we pursue a sale of our company, there can be no assurances that the Priming Facility will be sufficient to continue to fund our operations. We engaged Moelis & Company LLC (“Moelis”), a global investment bank, to assist in a sale process.  There can be no assurance that we can conclude an acceptable sale and that if a sale is completed, that our creditors will receive payment in full or that our stockholders will receive any recovery. There is a high likelihood that any sale that takes place will be accomplished through a court-supervised bankruptcy process.

If we fail to complete an acceptable sale transaction on the above timeline, we would be in default under our Priming Facility and our First Lien Credit Facility, which would almost certainly result in a bankruptcy filing.    Furthermore, we may voluntarily seek, or be forced to seek, bankruptcy protection at any time.

For a further discussion of the sale process, see “Sale of the Company” in Note 12 to our consolidated financial statements.

Our Business

We are a global provider of highly engineered geosynthetic containment solutions for environmental protection and confinement applications. Our products are used in a wide range of infrastructure end markets such as mining, waste management, liquid containment (including water infrastructure, agriculture and aquaculture), coal ash containment and oil and gas. We are one of a few providers with the full suite of products required to deliver customized solutions for complex projects on a worldwide basis, including geomembranes, drainage products, geosynthetic clay liners (“GCLs”), nonwoven geotextiles and specialty products. We sell our products in approximately 100 countries and a global infrastructure that includes eight manufacturing facilities located in the United States, Germany, Chile, Egypt, China and Thailand, 27 regional sales and / or marketing offices located in 19 countries and engineers and technical salespeople located on six continents. We generate the majority of our sales outside of North America, including 45% from sales into high-growth emerging and frontier markets in Asia, Latin America, Africa and the Middle East. Our comprehensive product offering and global infrastructure, along with our extensive relationships with customers and end-users, provide us with access to high-growth markets worldwide, visibility into upcoming projects and the flexibility to serve customers regardless of geographic location.

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

We are one of a few providers that possess the manufacturing capabilities and product breadth to develop solutions that meet the specific performance and regulatory standards required to supply large, complex projects on a global basis. Our manufacturing facilities have one of the broadest geographic presences in the industry and are strategically located to allow us to serve the fastest growing end markets and geographies, to effectively manage our cost structure and to maintain proximity to our customers and suppliers. In addition, we have a global network of engineers and salespeople that work with customers to provide customized solutions. Our engineers also collaborate with international standards organizations to develop regional specifications and standards for existing and new applications; consequently, we help public and private industry engineers to establish the framework of specifications for our industry’s products. We believe that our global infrastructure provides us with a competitive advantage, particularly in emerging and frontier markets, as we are well- positioned to capture new opportunities from the implementation and enforcement of more stringent environmental regulations driven by increasing environmental awareness globally.

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

Waste Management.  Geosynthetics are used in the management of municipal solid waste (“MSW”) as liners to prevent landfill runoff from entering the surrounding environment and as caps to prevent the escape of greenhouse gases, control odors and limit rainwater infiltration. While growth in North American and European waste management markets has historically trended with GDP growth, we believe the construction and expansion of landfills for the containment of this waste will drive global geosynthetic demand in emerging markets. We believe that increased wealth, the positive correlation between MSW generation and per capita GDP and heightened environmental regulation will move disposal practices in Asia and other emerging markets away from current open dumping and open burning practices towards landfilling and other more environmentally friendly methods of disposal. China has addressed the need for increased sound waste disposal resources in its twelfth five-year plan, the most recent in a series of economic development initiatives, which mandates the investment of 180 billion Yuan, or approximately $29 billion, in the urban waste disposal sector between 2011 and 2015.

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

Coal Ash Containment.  Coal-burning power plants produce coal ash, a pollutant that can contaminate soil and groundwater, as a byproduct of the combustion process. In December 2008, a coal ash containment failure at The Tennessee Valley Authority’s fossil fuel plant in Kingston, Tennessee resulted in the release of approximately 5.4 million cubic yards of coal ash into the Emory River. The clean-up costs and timeline associated with the failure are estimated to be in excess of $1.2 billion and four years, respectively. Following this incident, between May and November 2010, the Environmental Protection Agency (the “EPA”) announced plans to regulate the disposal of coal ash generated by coal-fired electric utilities under RCRA, published proposed rules for the regulation and held a public comment period. The EPA’s proposed rules are currently being evaluated internally.  In early 2014, the EPA agreed to take final action by December 19, 2014, on coal ash disposal regulations under RCRA, setting the stage for finalization of the rules that were proposed in 2010. Utilities have already begun capping existing non-compliant disposal facilities and constructing new disposal facilities that meet the requirements of the regulation in advance of it coming into effect.

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

Our History

We were founded in 1981 by Clifford Gundle under the name Gundle Corporation, and we believe we were the first company to develop lining systems from high-density polyethylene. We grew significantly, and in 1986, a third party acquired a majority ownership interest in us and we completed an initial public offering and our shares were listed on the New York Stock Exchange (the “NYSE”). Between 1995 and 2002, we completed a series of acquisitions that broadened our global reach, added manufacturing capabilities, expanded our distribution network and enhanced our product offering. These acquisitions included the transformational acquisitions of SLT Environmental, Inc. and Serrot International, Inc., each of which significantly improved our global scale and the latter of which established us as the global leader in geosynthetic containment solutions.

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

On February 15, 2012, we completed the initial public offering of 8,050,000 shares of our common stock (including 1,050,000 shares which were an overallotment option exercised by the underwriters) at an offering price of $9.00 per share.  We refer to the initial public offering as “our IPO.”  As a result of our IPO, we received net proceeds of approximately $63.6 million, after deducting approximately $5.1 million in underwriting discounts and commissions and approximately $3.8 million in IPO-related expenses. Our shares were listed on the NYSE under the symbol “GSE.” Effective March 5, 2014, our common stock was delisted from the NYSE and, on the same day, trading of our common stock commenced on the OTCQB Marketplace under the trading symbol “GSEH.”

Segments

We have defined our operating segments based on geographic regions.  See Note 19, “Segment Information,” to our consolidated financial statements for geographic financial information related to our business.

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

•
GSE Leak Location Liner.  This premium grade, HDPE or LLDE geomembrane liner allows for easy and efficient Dipole Leak testing of the installed material after coverage with liquids or soil to detect post-installation damage and locate potential leaks. This product is used in applications where leakage or failure costs are significant.

•
GSE High-Temperature Liner.  Prolonged exposure to temperatures above 60oC (140oF) can have a negative effect on standard polyethylene geomembranes. When the temperature exceeds 60oC, the liner's mechanical properties more rapidly break down, causing acceleration in stress cracking and oxidation. This can lead to potential failure.  Our engineering team combined high-temperature resins with our proprietary additive package to develop a geomembrane for high temperature environments.

Drainage Products

Drainage products, such as geonets and geocomposites, typically are installed along with geomembranes in a liner system to keep liquids from accumulating on the liners. These drainage products provide the transmission avenues for liquid and gas collection and leak detection systems. Our primary drainage products are GSE HyperNet, GSE FabriNet and GSE Tri-Planar.

•
GSE HyperNet.  Our geonet product consists of two sets of HDPE strands intertwined to form a channel along which fluid is conveyed for drainage. This drainage capability has traditionally been provided by thick layers of aggregates, such as sand or gravel. GSE HyperNet has better performance characteristics and is easier to install than traditional aggregates. GSE HyperNet drainage products are commonly used as part of a landfill liner system.

•
GSE FabriNet.  Our geocomposite product is produced by heat bonding nonwoven geotextiles to one or both surfaces of the GSE HyperNet. This permeable textile serves as a separator and a filter, keeping soils out of the GSE HyperNet drainage layer, which allows the product to perform its intended function of transmitting liquids and gases. GSE FabriNet drainage products are commonly used as part of a landfill liner system.

•
GSE Tri-Planar Net and Geocomposite.  Tri-planar drainage products consist of centralized middle HDPE ribs that provide channelized flow, and diagonally placed top and bottom strands that minimize geotextile intrusion. The void maintaining core structure provides higher transmissivity than bi-planar products.  GSE Tri-Planar drainage products are commonly used as part of a landfill liner system.

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

•
Geogrids.  Geogrids are extruded polymeric materials used to improve the structural integrity of soils in roadways, slopes and walls by confining fill materials and distributing load forces. These products are used globally in the mining, transportation, solid waste and oil and gas markets.

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

Environmental Containment

One of the primary applications for our products is the construction of landfill liner systems for solid waste containment. Geomembranes function as liners to prevent landfill runoff from entering the surrounding environment and as caps to prevent the escape of greenhouse gases, to control odors and to limit rainwater infiltration. Our suite of products and wide industry expertise allows a customer to employ us as its single-source provider for the numerous landfill liner products needed to construct a landfill liner system. The primary purpose of a liner in a landfill is to protect the soil and groundwater from contamination. Liners can also be used upon the closing of a landfill, when a landfill cap is installed on top of the waste to prevent the degrading waste gas from escaping into the atmosphere.

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

Supply Chain Management

Resin-based material, derived from crude petroleum and natural gas, accounted for approximately 80% of our cost of products in each of 2013, 2012 and 2011. Our ability to both manage the cost of our resin purchases as well as pass fluctuations in the cost of our raw materials through to our customers is critical to our profitability.

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

In May 2010, the EPA proposed regulating coal ash as a form of waste under RCRA, which is expected to result in coal ash containment being regulated similar to other wastes (although the specific waste classification of coal ash is yet to be determined). The EPA has announced that it is developing federal standards for the disposal of coal ash that will require the use of synthetic liner systems similar to those required by solid waste landfill regulations. We will continue to evaluate the EPA’s proposed standards.  The EPA’s proposed rules are currently being evaluated internally.  In early 2014, the EPA agreed to take final action by December 19, 2014 on coal ash disposal regulations under RCRA, setting the stage for finalization of the rules that were proposed in 2010. The enactment of either federal or state standards represents a significant growth opportunity for us, and we are already experiencing increased sales in our coal ash containment end market as customers anticipate and preemptively prepare for the potential new regulations.

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

Customers

We have developed strong customer relationships through our history of providing high-quality products. We serve more than 1,300 customers worldwide that include primarily municipal and private companies engaged in mining, solid waste management, liquid containment, coal ash containment, oil and gas and other industrial and civil applications, as well as the independent installers, distributors and engineering and civil works construction companies serving these end-users. We have solidified relationships with this customer group through our product breadth, high levels of product performance and geographic reach. Our strong and diverse customer base spans a number of end markets in six continents; thus we are not overly dependent on any one customer or group of customers. In 2013, our top ten customers represented approximately 21% of our total net sales, with no customer representing more than 10% of our total net sales.

The majority of our customer base in 2013 represented repeat customers including independent installers of our products. We have developed longstanding relationships with our repeat customers, and our top ten customers have an average relationship tenure with us of more than 13 years. Independent installers have consistently been among our top ten customers, but they vary year-to-year based on their respective success in winning orders. We also serve smaller customers that may only have a one-time need for a geosynthetic product. Our diverse customer base across a range of end markets and geographies helps support stable demand for our products.

Suppliers

Our principal products are manufactured primarily from specially formulated high grade polyethylene resins with chemical additives that enable the end product to resist weathering, ultraviolet degradation and chemical exposure. We maintain close, longstanding relationships with our suppliers to ensure supply and quality of resins. We maintain at least two primary suppliers for each manufacturing location in order to protect against potential supply shortages and to avoid reliance on a single supplier. We believe that because of our scale and manufacturing locations, we are able to negotiate resin prices less than or equal to any of our competitors. With eight manufacturing facilities on five continents and a global network of distributors, we are also able to optimize freight costs by reducing shipping distances and negotiating attractive rates with local distributors.

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

Intellectual Property

Our intellectual property portfolio is one of the means by which we attempt to protect our competitive position. We rely primarily on a combination of know-how, trade secrets, trademarks and contractual restrictions to protect our products. We also own over 40 patents worldwide addressing certain aspects of our products. We are constantly seeking ways to protect our intellectual property through registrations in relevant jurisdictions. We have actively monitored and challenged violations of our intellectual property rights in the past, and we intend to continue to actively protect our intellectual property rights in the future to the fullest extent possible.

We have received patents from the U.S. Patent and Trademark Office (the “USPTO”). Some of these patents have been issued in select foreign countries and certain patent applications are being prosecuted in such jurisdictions. We have registered our trademark and logo with the USPTO, and have registered our trademark in select foreign countries. Although in the aggregate our patents are important in the operation of our business, we do not believe the loss, by expiration or otherwise, of any one patent or group of patents would materially affect our business.

Employees

As of December 31, 2013, we employed 643 employees worldwide, of whom 265 were located in the United States. Given the seasonal nature of our business, we shift our total labor force throughout the year to accommodate for peak manufacturing periods and to lower costs through off-season periods. The shifts in our labor force are not material. Except for approximately 20 of our employees at our facility in Chile, none of our employees are subject to a collective bargaining agreement. Our workforces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships.  We believe our employee relations are good.

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

Risks Related to Our Business

We have recently failed to maintain compliance with the required maximum total leverage ratio and minimum interest coverage ratio under our senior credit facilities and we were required to obtain waivers of such defaults from the lenders. In connection with recent waivers and amendments, our First Lien Credit Facility and our Priming Facility require us to sell our company by April 21, 2014 and April 30, 2014, respectively (the “Sale Process Completion Date”). The failure to sell our company by such date at a price sufficient to pay off all of our indebtedness under our First Lien Credit Facility and our Priming Facility would be an event of default.

We recently entered into waivers and amendments to our senior credit facilities, pursuant to which the lenders waived any default arising as a result of our potential failure to be in compliance with certain maximum total leverage ratio and minimum interest coverage ratio requirements.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Description of Credit Facilities–First Lien Credit Facility.”

The lenders in our First Lien Credit Facility have waived any actual or potential defaults resulting from our failure to comply with the maximum total leverage ratio and minimum interest coverage ratio through the Sale Process Completion Date. As of December 31, 2013, our maximum permitted total leverage ratio was 6.25 times consolidated indebtedness to consolidated Adjusted EBITDA for the prior four consecutive quarters.  As of December 31, 2013, our total leverage ratio was 11.44 times consolidated indebtedness to consolidated Adjusted EBITDA. The maximum permitted total leverage ratio under the First Lien Credit Facility will decline to 5.17 times as of March 30, 2014 and thereafter. As of December 31, 2013, our minimum interest coverage ratio was 2.00:1.00 and our actual interest coverage ratio was 1.29:1.00. Failure to comply with the financial covenants (other than those waived through the Sale Process Completion Date), or any other non-financial or restrictive covenant, could create a default under our First Lien Credit Facility, assuming we are unable to secure a waiver from our lenders. Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. We may be required to amend our senior credit facilities, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise additional equity or file for bankruptcy protection. Further, based upon our actual performance levels, our senior secured leverage ratio, leverage ratio and minimum interest coverage ratio requirements or other financial covenants could limit our ability to incur additional debt, which could hinder our ability to execute our current business strategy. If the lenders accelerate our debt, we may not have sufficient cash on hand or borrowing capacity to satisfy these obligations, and may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. In such event, we would almost certainly be required to file for bankruptcy protection.  In addition, a contraction in the availability of trade credit would increase cash requirements, and could impact our ability to obtain raw materials in a timely manner, which could have a material adverse effect on our business and financial condition.

In July 2013, we engaged Moelis to assist us with the process of raising additional unsecured mezzanine indebtedness or other additional subordinated capital. With the help of Moelis, we also sought to secure a complete refinancing of our First Lien Credit Facility ($170.7 million, (net of unamortized debt discount of $1.1 million) outstanding as of December 31, 2013). We were unable to complete the refinancing on acceptable terms. Since we were not successful in obtaining additional subordinated debt, effective October 31, 2013, the margin on the First Lien Credit Facility increased by 50 basis points and the margin continues to increase by 50 basis points each quarter going forward that we do not raise the subordinated capital.

Likewise, in accordance with recent amendments to our senior credit facilities, we agreed to pursue a sale process to sell our company and use the proceeds to repay our indebtedness. Under the terms of the First Lien Credit Facility and the Priming Facility, an acceptable sale must be completed by April 21, 2014 and April 30, 2014, respectively. We have engaged Moelis to assist in the sale process. There can be no assurance that we can conclude an acceptable sale and that if a sale is completed, that our creditors will receive payment in full or that our stockholders will receive any recovery. There is a high likelihood that any sale that takes place will be accomplished through a court-supervised bankruptcy process. If we fail to complete an acceptable sale transaction on the above timeline, we would be in default under our Priming Facility and our First Lien Credit Facility,  which would almost certainly result in a bankruptcy filing.  Furthermore, we may voluntarily seek, or be forced to seek, bankruptcy protection at any time.  For more information regarding the sale process, see “–The sale process required under our senior credit facilities may not result in payment in full to our creditors or substantial recovery (if any) to our stockholders. The sale process may result in the diversion of management resources and could adversely affect certain key relationships.”

The sale process required under our senior credit facilities may not result in payment in full to our creditors or substantial recovery (if any) to our stockholders.  The sale process may result in the diversion of management resources and could adversely affect certain key relationships.

We recently entered into waivers and amendments to our senior credit facilities, pursuant to which the lenders waived any default arising as a result of our potential failure to be in compliance with certain maximum total leverage ratio and minimum interest coverage ratio requirements.

Under the amendments, we agreed to pursue a sale process to sell our company and use the proceeds to repay our indebtedness.  We have engaged Moelis to assist in the sale process.  Our ability to complete a sale transaction depends upon numerous factors, some which are outside of our control, including factors affecting the availability of financing for transactions or the financial markets in general. If we fail to complete an acceptable sale transaction, we would be in default under our Priming Facility and our First Lien Credit Facility and we would almost certainly voluntarily seek, or be forced to seek, bankruptcy protection. Even if we are successful in completing an acceptable sale, we cannot provide any assurance that our creditors will receive payment in full or that our stockholders will receive any recovery in connection with the sale and it is likely that any buyer that emerges may require our company to undergo a Chapter 11 filing in connection with a sale.

In addition, during the sale process, our management resources may be diverted, and there is a risk that customers, strategic partners, employees and investors will react negatively to perceived uncertainties as to our future direction and strategy and to the eventual outcome of this process. Any of the foregoing could materially and adversely affect our operating results and financial condition.

Our substantial level of indebtedness could have a material adverse effect on our financial condition.

We have a substantial amount of indebtedness. As of December 31, 2013, we had $201.6 million of total indebtedness under our credit facilities. Our high level of indebtedness could have important consequences to you, including the following:

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

In addition, we may incur more debt. Our First Lien Credit Facility and our Priming Facility do not completely prohibit us from incurring additional debt. This could increase the risks associated with our substantial indebtedness described above.

We expect to utilize borrowings under our Priming Facility and other financing arrangements and cash flow from operations, if any, to pay our expenses. We do not have the ability to borrow currently under our First Lien Credit Facility. Our ability to pay our expenses thus depends, in part, on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our borrowing capacity or future cash flows will be sufficient to allow us to pay principal and interest on our indebtedness and meet our other obligations. If we fail to generate cash flow in the future and do not have enough liquidity to pay our obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, or at all. In addition, the terms of our existing or future debt agreements, including the Priming Facility and the First Lien Credit Facility, may restrict us from pursuing any of these alternatives.

Our Priming Facility and our First Lien Credit Facility impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking certain corporate actions.

Our Priming Facility and our First Lien Credit Facility impose, and any future financing agreements that we may enter into will likely impose, significant operating and financial restrictions on us, including certain limitations on capital expenditures. These restrictions may limit our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities, including our ability to:

•	incur additional indebtedness;

•	create liens or other encumbrances;

•	pay dividends or make certain other payments, investments, loans and guarantees; and

•	sell or otherwise dispose of assets and merge or consolidate with another entity.

In addition, our Priming Facility and our First Lien Credit Facility require us to meet certain financial ratios and financial condition tests. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Description of Long-Term Indebtedness.” Events beyond our control could affect our ability to meet these financial ratios and financial condition tests. Our failure to comply with these obligations could cause an event of default under our Priming Facility and our First Lien Credit Facility.  As discussed below, we have failed to comply with some of these financial ratios and we had to obtain waivers from our lenders for such defaults.  If an event of a default occurs going forward, our lenders could elect to declare all amounts outstanding under our Priming Facility and our First Lien Credit Facility, including accrued and unpaid interest, to be immediately due and payable; the lenders could foreclose upon the assets securing our Priming Facility and First Lien Credit Facility; and the lenders under our Revolving Credit Facility could terminate their commitments to lend us money, which could have a material adverse effect on our business and prospects. For information about recent waivers of default that we have obtained from the lenders under our senior credit facilities, see “–We have recently failed to maintain compliance with the required maximum total leverage ratio and minimum interest coverage ratio under our senior credit facilities and we were required to obtain waivers of such defaults from the lenders. In connection with recent waivers and amendments, our First Lien Credit Facility and our Priming Facility require us to sell our company by April 21, 2014 and April 30, 2014, respectively (the ‘Sale Process Completion Date’). The failure to sell our company by such date at a price sufficient to pay off all of our indebtedness under our First Lien Credit Facility and our Priming Facility would be an event of default.”

We have received an opinion from our independent registered public accounting firm expressing substantial doubt regarding our ability to continue as a going concern.

Our independent registered public accounting firm has issued a report accompanying our financial statements as of and for the fiscal year ended December 31, 2013 that refers to our covenant violations, significant losses from operations, working capital deficit and our ongoing sale process  and expresses substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, our ability to refinance all or part of our existing debt. Substantial doubt about our ability to continue as a going concern could further adversely affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to have reservations about our long-term prospects, and may adversely affect our relationships with customers, vendors, strategic partners and employees. Further, substantial doubts about our ability to continue as a going concern and uncertainty about our financial condition could cause trade creditors to discontinue offering credit to us on acceptable terms or at all. If we cannot successfully continue as a going concern, our stockholders could lose their entire investment in us.

For more information about our efforts to raise additional capital, refinance our existing debt, and complete an acceptable sale of our company, see “–We have recently failed to maintain compliance with the required maximum total leverage ratio and minimum interest coverage ratio under our senior credit facilities and we were required to obtain a waiver of such default from the lenders. In connection with recent waivers and amendments, our First Lien Credit Facility and our Priming Facility requires us to sell our company by April 21, 2014 and April 30, 2014, respectively (the ‘Sale Process Completion Date’). The failure to sell our company by such dates at a price sufficient to pay off all of our indebtedness under our First Lien Credit Facility and our Priming Facility would be an event of default.”

The terms of any additional debt or subordinated capital may not be favorable to us or our stockholders and may result in significant dilution to our stockholders.

Our refinancing efforts, which have been unsuccessful to date, would likely involve debt financings that may not be available on acceptable terms or at all.  Such new financing, if available, would be at higher capital costs and may result, in certain circumstances, in more restrictive terms. Moreover, if we raise additional funds by issuing junior financing, we may be required to issue equity to the lenders in the form of warrants or other convertible securities, which may result in significant dilution to our stockholders.

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

A large portion of our sales and overall results of operations require us to successfully bid on new orders that are frequently subject to competitive bidding processes. Our sales from major projects depend, in part, on the level of capital expenditures in our principal end-markets, including the mining, waste management, liquid containment, coal ash containment and oil and gas industries. The number of such projects we win in any particular year fluctuates, and is dependent on the number of projects available and our ability to bid successfully for such projects. Proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position, market conditions, financing arrangements and required governmental approvals. If negative market conditions arise, or if we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects, which could adversely affect our profitability.

Increases in prices or disruptions in supply of our raw materials could adversely impact our financial condition.

Pricing for our products is driven to a large extent by the costs of polyethylene resin and other raw materials, which significantly impact our operating results. In 2013, raw materials cost represented 79% of our cost of products. Our principal raw material, polyethylene resin, is occasionally in short supply and subject to price fluctuation in response to availability of manufacturing capacity, market demand and the price of feedstocks, including crude oil and natural gas. Our performance depends, in part, on our ability to reflect changes in resin costs in the selling prices for our products. In the past we have generally been successful in managing increased raw material costs and have increased selling prices only when necessary, but we may not be able to do so in the future.

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

Additionally, if any of our key polyethylene resin suppliers were unable to deliver resin to us for an extended period of time, or our current financial condition no longer allows us to purchase resin at competitively advantageous prices, we may not be able to satisfy our resin requirements through other suppliers on competitive terms, or at all, which could have a material adverse effect on our results of operations. Increases in resin prices or a significant interruption in resin supply could have a material adverse effect on our financial condition, results of operations or cash flows. We do not currently enter into derivative instruments to offset the impact of resin price fluctuations and do not intend to do so for the foreseeable future.

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

We currently operate eight manufacturing facilities on five continents. Our operations have been centrally managed and coordinated from our facility in Houston, Texas since 2010. An interruption or suspension of production capabilities at these facilities, or significant damage to one or more of our facilities, as a result of equipment failure, fire, explosions, long-term mechanical breakdowns, violent weather conditions or other natural disasters, work stoppages, power outages, war, terrorist activities, political conflict or other hostilities or any other cause, could result in our inability to manufacture our products, which would reduce our sales and earnings for the affected period, affect our relationships with our most significant customers and distributors and cause us to lose future sales. A natural disaster in the future could have a material adverse effect on our global operations. Our business interruption insurance may not be sufficient to cover all of our losses from a natural disaster, in which case our unreimbursed losses could be substantial.

We operate in a highly competitive industry.

We sell our products in a very competitive marketplace that is characterized by a small number of large, global producers, and a large number of small, local or regional producers. The principal resin types that we use in our products are high-density polyethylene and linear low-density polyethylene. We compete both with companies that use the same raw materials that we do and with companies that use different raw materials. Additionally, companies that manufacture geosynthetic products that are not currently competing with us may decide to do so in the future. Competition is primarily based on product performance, quality and pricing. Pricing remains very competitive on a regional basis, with excess capacity in the industry impacting margins. For example, over the past 12 to 18 months, our competitors have added significant new capacity in North America, the results of which have negatively affected our margins. Moreover, our current and potential competitors may have substantially greater financial resources, name recognition, research and development, marketing and human resources than we have. In addition, our competitors may succeed in developing new or enhanced products that are better than our products. These companies may also prove to be more successful than we are in marketing and selling these products. Further, our customers may have substantial doubts about our ability to continue as a going concern and apprehension about our financial condition, which could lead our customers to engage one of our competitors. We may not be able to compete successfully with any of these companies. Increased competition as to any of our products could result in price reductions, reduced margins and loss of market share, which could negatively affect our business, financial condition, results of operations, cash flows or prospects.

We may not be able to manage our expansion of operations effectively.

We may expand our business to address growth in demand for our products, as well as to capture new market opportunities. To manage the potential growth of our operations, we will be required to improve our operational and financial systems, procedures and controls, increase manufacturing capacity and output and expand, train and manage our internal personnel. Furthermore, we will need to maintain and expand our relationships with our customers, suppliers and other third parties. We cannot assure you that our current and planned operations, personnel, systems or internal procedures and controls will be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

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

In addition, foreign operations involve uncertainties arising from local business practices, cultural considerations and international political and trade tensions. For example, our operations in Egypt were briefly suspended in early 2011 due to political unrest in that country. More recently civil and political unrest in Egypt has continued, which unrest could potentially impact future revenues and our ability to manufacture at times in our Egypt plant. Similarly, there has been recent civil and political unrest in Thailand, which could potentially impact future revenues and our ability to manufacture at times in our Thailand plant. As we continue to expand our business globally, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that we will be able to manage effectively these risks or that these and other factors will not have a material adverse effect on our international operations or our business, financial condition, results of operations or cash flows.

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

We generate a significant portion of our sales, and incur a significant portion of our expenses, in currencies other than U.S. dollars. In 2013 and 2012, approximately 32% and 42% of our sales, respectively, were denominated in a currency other than the U.S. dollar, and as of December 31, 2013, 30% of our assets and 16% of our liabilities were denominated in a currency other than the U.S. dollar. To the extent that we are unable to match sales received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our results of operations and cash flows. During times of a strengthening U.S. dollar, our reported sales from our international operations will be reduced because the applicable local currency will be translated into fewer U.S. dollars. We do not currently enter into derivative instruments to offset the impact of currency exchange rate fluctuations and do not intend to do so for the foreseeable future.

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

As part of our growth strategy, we may consider acquiring complementary businesses.  Acquisitions involve a number of risks including integration of the acquired company with our operations and unanticipated liabilities or contingencies related to the acquired company.  We cannot ensure that the expected benefits of any future acquisitions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact our operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price.  Furthermore, future acquisitions could result in the incurrence of debt and contingent liabilities, which could have a material adverse effect on our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

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

Although we have employment and non-competition agreements with certain of our key employees, those agreements may not assure the retention of our employees, and we may not be able to enforce all of the provisions in any employment or non-competition agreement. In connection with our recent pursuit of a sale process, we have also adopted an incentive plan covering all of our senior executives other than our Chief Executive Officer.  While the incentive plan provides an opportunity for senior executives to earn a bonus upon the closing of a sale of our company or in the event of a recapitalization of our company, the plan may not assure the retention of our senior executives. In addition, we do not have key person insurance on any of our senior executives or other key personnel. Particularly in light of recent changes in our Chief Executive Officer, Chief Financial Officer and General Counsel positions, the loss of any member of our senior management team or other key employee could damage critical customer relationships, result in the loss of vital knowledge, experience and expertise, lead to unanticipated recruitment and training costs and make it more difficult to successfully operate our business, execute our business strategy and complete the sale process.  For more information regarding the sale process, see “–The sale process required under our senior credit facilities may not result in payment in full to our creditors or substantial recovery (if any) to our stockholders. The sale process may result in the diversion of management resources and could adversely affect certain key relationships.”

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

Although we maintain insurance within ranges of coverage that we believe to be consistent with industry practice, this insurance may not be available at economically feasible premiums and may not be sufficient to cover all such losses. In addition, our insurance policies are subject to large deductibles. An unsuccessful outcome in legal actions and claims against us may have a material adverse impact on our financial condition, results of operations or cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company.

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

In 2013 and 2012, 58% and 61%, respectively, of our sales were generated outside of North America. As of December 31, 2013, 78%, or $11.1 million, of our cash was held outside of the United States, including $2.1 million in Europe.

In general, when an entity in a foreign jurisdiction repatriates cash to the United States, the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our non-U.S. subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited based on our tax attributes. We have no plans to repatriate cash dividends.

Our product deliveries have traditionally fluctuated seasonally and such fluctuations could affect our financial performance and covenant compliance.

Due to the significant amount of our projects in the northern hemisphere (North America, Europe and portions of Asia), our operating results are impacted by seasonal weather patterns in those markets. In the northern hemisphere, the greatest volume of geosynthetic product deliveries typically occurs during the summer and fall of each year due to milder weather, which results in seasonal fluctuations of sales. As a result, our sales in the first and fourth quarters of the calendar year have historically been lower than sales in the second and third quarters. We may not be able to use our manufacturing capacity at our various locations to mitigate the impact of seasonal fluctuations on our manufacturing and delivery schedules. Changes in our quarterly operating results due to seasonal fluctuations could negatively affect our financial performance and covenant compliance.

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

Risks Related to Ownership of Our Common Stock

There is a high likelihood that any sale that takes place will be accomplished through a court-supervised bankruptcy process.

As described above, we are undergoing a sale process mandated by our senior lenders. There is a high likelihood that any sale that takes place will be accomplished through a court-supervised bankruptcy process.  There is a high likelihood that any court-supervised sale process will result in the cancellation of all of our common stock for no value.  Persons trading in our common stock at this juncture do so at their own risk.

Our common stock has been delisted from the New York Stock Exchange.  It will likely be more difficult for stockholders to sell our common stock or to obtain accurate quotations of the share price of our common stock.

On February 28, 2014, we received notification from NYSE Regulation, Inc. stating that, because we were not in compliance with certain continued listing standards, NYSE Regulation, Inc. intended to delist our common stock from the NYSE by filing a delisting application with the SEC.  We did not request an appeal of the delisting determination.

Effective March 5, 2014, our common stock was delisted from the NYSE and, on the same day, trading of our common stock commenced on the OTCQB Marketplace under the trading symbol “GSEH.”  The OTCQB Marketplace is a market tier operated by OTC Markets Group Inc. for over-the-counter traded companies.  We can provide no assurance that any trading market for our common stock will exist on the OTCQB Marketplace or that current trading levels will be sustained or not diminish.

Stocks traded on the over-the-counter markets are typically less liquid than stocks that trade on the NYSE.  Trading on the over-the-counter market may negatively affect the trading price and liquidity of our common stock and could result in larger spreads in the bid and ask prices for shares of our common stock.  Stockholders may find it difficult to resell their shares of our common stock due to the delisting.  The delisting of our common stock from the NYSE may also result in other negative implications, including the potential loss of confidence by customers, strategic partners and employees and the loss of investor and media interest in our company and common stock.

Our stock price has been volatile and has declined significantly over the last nine months and may continue to be volatile or may decline further regardless of our operating performance, and you may not be able to resell your shares at or above the price you paid.

The stock market has experienced and continues to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. Given that we are a fairly new public company and our common stock now trades on an over-the-counter market, these fluctuations may be even more pronounced in the trading market for our common stock. In addition, many industries have experienced a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various companies, which led to increased volatility in securities prices and a significant level of intervention from the U.S. and other governments in securities markets. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.

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

Our common stock is a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information about the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of stockholders to sell their shares.

Our private equity sponsor exerts significant influence over us, and their interests may not coincide with yours.

CHS and its affiliates beneficially own, in the aggregate, 53.9% of our outstanding common stock. As a result, CHS and its affiliates could control substantially all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions. In addition, pursuant to the terms of our Stockholders Agreement (as described in Item 13, “Certain Relationships and Related Transactions, and Director Independence–Amended and Restated Stockholders Agreement”), CHS has the ability to designate one member of our Board of Directors and to require all other parties to the Stockholders Agreement to sell their respective shares of our common stock, on substantially the same terms and conditions as CHS is selling its shares, in the event that CHS approves a sale of us. In addition, CHS has the ability to designate a non-voting observer reasonably acceptable to us to attend any meetings of our Board of Directors. The parties to the Stockholders Agreement, other than CHS, own in the aggregate 1.5% of our outstanding common stock. The interests of CHS may not always coincide with our interests as a company or the interests of other stockholders. In addition, this concentration of ownership may delay or prevent a change in control of our company, even if that change in control would benefit our stockholders. This significant concentration of stock ownership and voting power may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and Item 13, “Certain Relationships and Related Transactions, and Director Independence,” for further information about the equity interests held by CHS and its affiliates.

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

Future sales or issuances of our common stock, or the perception in the public markets that such sales or issuances may occur, may depress our stock price.

Sales or issuances of substantial amounts of our common stock in the public market, or the perception that these sales or issuances may occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

CHS, the beneficial owner of a majority of our outstanding common stock, has the right, subject to certain exceptions and conditions, to require us to register their shares of our common stock under the Securities Act of 1933, as amended (the “Securities Act”), and certain other holders of our common stock will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

We may issue additional shares of our common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock or substantially similar securities, which may result in dilution to our stockholders. Further, we have filed a registration statement on Form S-8 under the Securities Act registering all shares of our common stock subject to outstanding options as well as all shares of our common stock that may be covered by additional options and other awards granted under our existing equity incentive plans.  See Item 11, “Executive Compensation - Compensation Discussion and Analysis Elements of Compensation–Long-Term Equity Incentives.”  These shares can be sold in the public market upon issuance, subject to certain restrictions, including restrictions under the securities laws applicable to resales by affiliates.

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

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with complying with certain requirements of the Sarbanes-Oxley Act of 2002 and related rules implemented by the SEC and any securities exchange on which our common stock trades. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as our executive officers. Effective March 5, 2014, our common stock was delisted from the NYSE. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to fines, sanctions and other regulatory action and potentially civil litigation.

We have determined that our internal controls relating to revenue recognition are currently ineffective.

            As discussed in Item 9A, “Controls and Procedures,” our management team, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. They concluded that our internal controls over financial reporting were ineffective as of December 31, 2013.  As of December 31, 2013, we identified a material weakness relating to inadequate revenue recognition procedures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Any material weakness in our internal controls over revenue recognition procedures could impair our ability to report our financial position and results of operations accurately and in a timely manner.

ITEM IB.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and principal executive offices are located at 19103 Gundle Road, Houston, Texas.  We own eight manufacturing facilities located in the United States, Germany, Egypt, Thailand, Chile and China.  Our global manufacturing infrastructure enables us to shift our manufacturing capacity among our worldwide locations to best meet changing global geosynthetic demand and to optimize our supply chain based on regional resin price fluctuations and transportation costs.  We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements.  The following table provides selected information regarding our principal physical properties as of December 31, 2013:

Location	Approximate Size	Function	Owned/Leased
Houston, Texas (Headquarters)	149,400 sq. feet	Manufacturing	Owned
Kingstree, South Carolina	212,200 sq. feet	Manufacturing	Owned
Spearfish, South Dakota	52,300 sq. feet	Manufacturing	Owned
Rechlin, Germany	71,100 sq. feet	Manufacturing	Owned
6th of October City, Egypt	37,800 sq. feet	Manufacturing	Owned
Rayong, Thailand	72,900 sq. feet	Manufacturing	Owned
Antofagasta, Chile	26,100 sq. feet	Manufacturing	Owned
Suzhou, China	55,700 sq. feet	Manufacturing	Owned

In addition, we maintain 27 regional sales offices located in 19 countries.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock began trading on the NYSE on February 10, 2012 under the symbol “GSE.”  Prior to that date, there was no public trading market for our common stock.  Effective March 5, 2014, our common stock was delisted from the NYSE. On the same day, trading of our common stock commenced on the OTCQB Marketplace under the trading symbol “GSEH.” We can provide no assurance that any trading market for our common stock will exist on the OTCQB Marketplace or that current trading levels will be sustained or not diminish. The following table sets forth the quarterly high and low sale prices of our common stock, as reported by the NYSE, for the last fiscal year.

Fiscal Year 2013 Quarter Ended	High	Low
March 31, 2013	$8.35	$6.32
June 30, 2013	$8.22	$5.60
September 30, 2013	$5.64	$1.97
December 31, 2013	$3.19	$1.95
Fiscal Year 2012 Quarter Ended
March 31, 2012	$13.52	$11.50
June 30, 2012	$13.40	$9.45
September 30, 2012	$11.20	$7.81
December 31, 2012	$8.71	$6.11

Holders of Record

As of March 31, 2014, there were 22 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not declared or paid any cash dividends on our common stock.  We do not intend to pay any cash dividends on our common stock for the foreseeable future.  Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, capital requirements, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.  In particular, our operating subsidiaries are currently restricted from paying cash dividends by the agreements governing their indebtedness, and we expect these restrictions to continue for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following performance graph compares the total cumulative stockholder returns on our common stock since the date of our initial public offering in February 2012 with the total cumulative returns for the Russell 3000 Index and a peer group index we selected. The graph assumes an investment of $100 in our common stock on February 10, 2012, and the reinvestment of all dividends for the index and peer group.  This chart has been calculated in compliance with SEC requirements and prepared by Capital IQ.

This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Company Name / Index	2/10/2012	6/30/2012	12/31/2012	6/30/2013	12/31/2013
GSE Holding, Inc.	$100.00	91.91	53.91	50.35	18.00
Russell 3000 Index	$100.00	101.51	108.10	123.30	144.37
Peer Group(a)	$100.00	100.93	120.05	135.86	158.14

(a)	Peer Group Companies: Amcol International, Inc., Spartech Corporation, PolyOne Corporation, Roper Industries, Inc. and Tredegar Corporation.

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

The selected historical consolidated financial and operating data set forth below should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share and volume data)
Consolidated Statement of Operations Data:
Net sales	$291,199	$342,783	$464,451	$476,644	$417,652
Cost of products	256,430	298,056	392,805	396,634	368,712
Gross profit	34,769	44,727	71,646	80,010	48,940
Selling, general and administrative expenses	31,776	40,078	44,474	49,326	54,440
Public offering-related costs	-	-	-	9,655	-
Amortization of intangibles	2,619	2,284	1,379	1,182	1,884
Impairment of goodwill	-	-	-	-	51,667
Operating income (loss)	374	2,365	25,793	19,847	(59,051)
Other expenses (income):
Interest expense, net	19,188	19,454	20,081	16,797	17,556
Foreign currency transaction (gain) loss	375	(1,386)	(568)	(459)	1,720
Change in fair value of derivatives	210	59	71	-	-
Loss on extinguishment of debt	-	-	2,016	1,555	-
Other expense (income), net	(1,424)	(1,349)	(114)	52	259
Income (loss) from continuing operations before income taxes	(17,975)	(14,413)	4,307	1,902	(78,586)
Income tax (benefit) provision	(4,537)	(2,069)	3,490	356	5,940
Income (loss) from continuing operations	(13,438)	(12,344)	817	1,546	(84,526)
Income (loss) from discontinued operations, net of taxes	(2,846)	(4,428)	136	(462)	-
Net income (loss)	(16,284)	(16,772)	953	1,084	(84,526)
Non-controlling interest in consolidated subsidiary	(51)	25	-	-	-
Net income (loss) attributable to GSE Holding, Inc.	$(16,335)	$(16,747)	$953	$1,084	$(84,526)
Income (loss) from continuing operations per share:
Basic	$(1.24)	$(1.14)	$0.08	$0.08	$(4.20)
Diluted	$(1.24)	$(1.14)	$0.07	$0.08	$(4.20)
Net income (loss) per share:
Basic	$(1.51)	$(1.55)	$0.09	$0.06	$(4.20)
Diluted	$(1.51)	$(1.55)	$0.08	$0.06	$(4.20)
Weighted average number of shares of common stock used in computing net income (loss) per share:
Basic	10,810	10,810	10,810	18,407	20,107
Diluted	10,810	10,810	11,841	19,336	20,107
Other Financial Data:
Adjusted gross margin(1)	15.0%	15.7%	17.4%	18.9%	14.5%
Net cash provided by (used in) operating activities	49,303	(29,760)	887	(1,672)	(3,565)
Net cash (used in) investing activities	(2,622)	(1,053)	(11,662)	(26,104)	(29,285)
Net cash provided by (used in) financing activities	(32,691)	25,691	4,052	36,698	28,811
Adjusted EBITDA(2)	$19,151	$28,064	$44,536	$45,672	$15,866
Capital expenditures	2,842	3,337	11,694	26,137	19,671
Operating Data (unaudited):
Volume shipped (thousands of pounds)(3)	298,620	337,811	377,082	387,096	328,338

	As of December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,814	$15,184	$9,076	$18,068	$14,167
Accounts receivable, net	48,822	69,661	80,705	96,987	72,391
Inventories, net	35,625	53,876	58,109	64,398	75,335
Total assets	254,358	276,307	292,426	336,098	266,152
Total debt, including current portion	155,849	182,329	198,458	171,414	201,586
Total stockholders’ equity	54,607	32,766	31,669	102,718	19,896
____________________
(1)
Adjusted gross margin represents the difference between net sales and cost of products, excluding depreciation expense included in cost of products, divided by sales and, accordingly, does not take into account the non-cash impact of depreciation expense included in the cost of products of $9.1 million, $9.1 million, $9.5 million, $10.1 million and $11.7 million in 2009, 2010, 2011, 2012 and 2013, respectively. Disclosure in this Annual Report on Form 10-K of adjusted gross margin, which is a “non-GAAP financial measure,” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. We believe this measure is helpful in understanding our past performance as a supplement to gross margin and other performance measures calculated in conformity with GAAP.

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

	Year Ended December 31,
	2009	2010	2011	2012	2013
Gross margin	11.9%	13.0%	15.4%	16.8%	11.7%
Depreciation expense (as a percentage of net sales)	3.1	2.7	2.0%	2.1%	2.8%
Adjusted gross margin	15.0%	15.7%	17.4%	18.9%	14.5%

(2)
Adjusted EBITDA represents net income or loss before interest expense, income tax expense, depreciation and amortization of intangibles, change in the fair value of derivatives, loss (gain) on foreign currency transactions, restructuring expenses, certain professional fees, stock-based compensation expense, management fees paid to CHS, loss on extinguishment of debt, public offering-related costs, and impairment of goodwill. Disclosure in this Annual Report on Form 10-K of Adjusted EBITDA, which is a “non-GAAP financial measure,” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from continuing operations or any other performance measure derived in accordance with GAAP. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items.

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

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Net income (loss) attributable to GSE Holding, Inc.	$(16,335)	$(16,747)	$953	$1,084	$(84,526)
(Income) loss from discontinued operations, net of income taxes	2,846	4,428	(136)	462	–
Interest expense, net	18,005	18,935	20,088	16,797	17,556
Income tax expense (benefit)	(4,537)	(2,069)	3,490	356	5,940
Depreciation and amortization expense	12,703	12,700	12,798	14,296	16,265
Impairment of goodwill	–	–	–	–	51,667
Change in the fair value of derivatives	210	59	71	–	–
Foreign currency transaction (gain) loss	375	(1,386)	(568)	(459)	1,720
Restructuring expense(a)	1,444	1,096	950	93	1,517
Professional fees(b)	1,436	8,904	2,712	1,056	4,307
Stock-based compensation expense	28	67	75	360	1,167
Management fees(c)	2,004	2,019	2,074	229	–
Loss on extinguishment of debt(d)	–	–	2,016	1,555	–
Public offering-related costs (e)	–	–	–	9,655	–
Other(f)	972	58	13	188	253
Adjusted EBITDA	$19,151	$28,064	$44,536	$45,672	$15,866
____________________
(a)
For 2009 and 2010, represents severance costs primarily related to the restructuring and productivity improvement programs we adopted during the fourth quarter of 2009.  For 2011, primarily represents severance payments made to two former key employees. For 2013, represents severance payments to our former Chief Executive Officer and severance costs related to restructuring and productivity improvement programs we adopted during the second quarter of 2013.

(b)
Represents recruiting a new chief executive officer in 2009 and the restructuring and productivity improvement programs adopted by us during the fourth quarter of 2009, which primarily consists of fees related to the engagement of an independent consulting firm that specializes in performance improvements for portfolio companies of private equity firms in 2010 and 2011.  For 2012, primarily represents acquisition related fees. For 2013, consists of fees related to the amendment of our long-term debt, efforts to refinance our long-term debt and acquisition-related fees,

(c)	Represents management fees that terminated in connection with our IPO.

(d)
For 2011, represents the loss recognized in connection with the refinancing of our Senior Notes.  For 2012, represents the write-off of unamortized debt issuance cost and discount recognized in connection repayment of the Second Lien Term Loan.  For a description of these transactions, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources–Description of Credit Facilities.”

(e)
Represents compensation costs of $6.6 million related to IPO bonuses that were paid in cash ($2.3 million) and fully vested common stock ($4.3 million) to certain key executives and directors, and $3.0 million related a termination fee for our CHS management agreement.

(f)	For 2009 $1.0 million of death benefits paid to the estate of our former President and Chief Executive Officer. Otherwise, primarily relates to gains and losses on asset sales.

(3)
Includes 12,118 and 9,935 volume shipped (in thousands of pounds) related to our discontinued operations for the years ended December 31, 2009 and 2010, respectively.  There was no volume shipped related to our discontinued operations for the years ended December 31, 2011, 2012 and 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read together with Item 6, “Selected Financial Data,” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Forward-Looking Statements” and Item 1A, “Risk Factors.”

Recent Developments

As a result of potential defaults under our First Lien Credit Facility during the fourth quarter of 2013, we entered into certain waivers and amendments to the First Lien Credit Facility during the first quarter of 2014, pursuant to which the lenders waived any default arising as a result of the potential failure by us to be in compliance with (i) the maximum total leverage ratio as of September 30, 2013, October 31, 2013, November 30, 2013 and December 31, 2013, and (ii) the minimum interest coverage ratio as of December 31, 2013.  The lenders also waived any actual or potential defaults of the maximum total leverage ratio or the minimum interest coverage ratio through the Sale Process Completion Date.

On January 10, 2014, we entered into a $15.0 million secured revolving super priority Priming Facility with General Electric Capital Corporation and certain other financial institutions party thereto.

Pursuant to the terms of the First Lien Credit Facility and Priming Facility, both as amended from time to time, we agreed to pursue a sale process to sell our company and use the proceeds to repay our indebtedness. The First Lien Credit Facility and Priming Facility set forth a series of milestones, requiring us to, among other things, distribute a final confidential information memorandum to prospective buyers no later than January 17, 2014, which was distributed shortly after such date. Under the terms of the First Lien Credit Facility and the Priming Facility, an acceptable sale must be completed no later than April 21, 2014 and April 30, 2014. The failure to meet any one of these deadlines would be an event of default under the First Lien Credit Facility and the Priming Facility. For a discussion of the sale process, see “Sale of the Company” in Note 12 to the consolidated financial statements.

While we believe the Priming Facility will provide liquidity to support operations in the ordinary course of business while we pursue a sale of our company, there can be no assurances that the $15.0 million will be sufficient. We engaged Moelis to assist in a sale process.  There can be no assurance that we can conclude an acceptable sale and that if a sale is completed, that our creditors will receive payment in full or that our stockholders will receive any recovery in connection with the sale process. There is a high likelihood that any sale that takes place will be accomplished through a court-supervised bankruptcy process.

Failure to comply with the financial covenants, or any other non-financial or restrictive covenant, including the covenant to sell our company, would create a default under our First Lien Credit Facility and Priming Facility, assuming we are unable to secure a waiver from our lenders.  Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue its current operations. We may be required to amend our First Lien Credit Facility and/or Priming Facility, refinance all or part of our existing debt, sell assets, incur additional indebtedness, raise additional equity, or file for bankruptcy protection. Further, based upon our actual performance levels, our senior secured leverage ratio, leverage ratio and minimum interest coverage ratio requirements or other financial covenants could limit our ability to incur additional debt, which could hinder our ability to execute our current business strategy. We cannot predict what actions, if any, our lenders would take following a default with respect to their indebtedness.  We do not believe that cash on hand, and borrowings under the Priming Facility and/or our foreign debt facilities and cash generated from operations will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on indebtedness for the next 12 months. If the lenders accelerate the maturity of our debt, we will not have sufficient cash on hand or borrowing capacity to satisfy these obligations, and may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. In such event, we would almost certainly be required to file for bankruptcy protection.

Overview

We are a global provider of highly engineered geosynthetic containment solutions for environmental protection and confinement applications. Our products are used in a wide range of infrastructure end markets such as mining, waste management, liquid containment (including water infrastructure, agriculture and aquaculture), coal ash containment and oil and gas. We are one of the few providers with the full suite of products required to deliver customized solutions for complex projects on a global basis, including geomembranes, drainage products, GCLs, nonwoven geotextiles and specialty products. We have a global infrastructure that includes eight manufacturing facilities located in the United States, Germany, Chile, Egypt, China and Thailand, 27 regional sales and/or marketing offices located in 19 countries and engineers and technical salespeople located on four continents. We generate the majority of our sales outside of North America, including high-growth emerging markets in Asia, Latin America, Africa and the Middle East. Our comprehensive product offering and global infrastructure, along with our extensive relationships with customers and end-users, provide us with access to high-growth markets worldwide and the flexibility to serve customers regardless of geographic location.

Net Sales

We derive our net sales from selling innovative and reliable geosynthetic solutions that have been customized from our broad product offering, including geomembranes, drainage products, GCLs, nonwoven geotextiles and specialty products. We focus primarily on the global mining, waste management and liquid containment end markets, and are developing new end markets such as coal ash containment and oil and gas. Our products are used in a variety of material containment and environmental protection applications by end-users in these industries, including some of the largest mining, waste management, power and other civil and industrial infrastructure companies in the world. In 2013, we served more than   1,300 customers and no single customer generated more than 10% of our total net sales.

Depending on the size and complexity of the application, we may identify opportunities for new projects years before we ultimately deliver our products. During this time, the project owners typically conduct feasibility analyses and arrange funding for the project while our engineering and sales personnel work with the project’s design engineers to advise on the technical details of the geosynthetic solution required for the project. Before construction commences, our customers may issue requests for proposals (“RFPs”), which establish certain specifications for the desired geosynthetic products, including design and performance criteria based on our advice. We respond to these RFPs by proposing product specifications for our geosynthetic solutions, providing details regarding production and anticipated delivery schedules and stipulating contractual terms such as product pricing. By leveraging our customer relationships, reputation for quality and innovation, full product breadth and engineering capabilities to work with end-users during the planning phase of these large and complex projects, our products are often specified for a project prior to the issuance of a RFP. This means that our customers often indicate in their RFPs that only GSE products may be used for a particular application, whether by identifying characteristics of our products that our competitors cannot manufacture or by expressly specifying our brand name. Similarly, in many instances our customers choose to work exclusively with us on a particular application, bypassing the RFP process altogether.

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

Cost of Products

Cost of products is our primary operating expense, accounting for 88.3%, 83.2% and 84.6% of our net sales for the years ended December 31, 2013, 2012 and 2011, respectively. Cost of products includes primarily the direct cost of raw materials and labor used in the manufacture of our products as well as indirect costs such as labor, depreciation, insurance, supplies, tools, repairs and shipping and handling. Cost of products also includes all but a de minimis amount of procurement expenses incurred to purchase, receive, store and maintain our inventories. Our principal products are manufactured primarily from specially formulated high-grade polyethylene resins with chemical additives that enable the end product to better resist weathering, ultraviolet degradation and chemical exposure. HDPE is our primary raw material. We also use LLDPE, polypropylene and blow molding resin. Raw material costs represented 79.2%, 79.8% and 80.2% of our total cost of products for the years ended December 31, 2013, 2012 and 2011, illustrating the importance of effectively managing material costs to maintaining stable levels of profitability.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses represent overhead costs associated with support functions such as finance, human resources, legal, information technology and sales and marketing costs. Primary drivers of SG&A expenses include personnel costs, severance costs and sales force commissions. SG&A expenses were 13.0%, 10.3% and 9.6% of net sales for the years ended December 31, 2013, 2012 and 2011, respectively, and each year was impacted by professional fees and restructuring costs.

Backlog

At December 31, 2013, we had a backlog of unfilled orders of $76.4 million compared to a backlog of $69.2 million at December 31, 2012. Backlog includes only unfilled orders for which we have received purchase orders from the customer.   The timing of recognition of revenue out of backlog is not always certain, as it is subject to a variety of factors that may cause delays many of which are beyond our control.

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

The following table presents our net sales, by segment for the periods presented, as well as gross profit and gross profit as a percentage of net sales from each segment:

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Year ended December 31, 2013
Net sales	$174,888	$115,657	$78,007	$37,040	$12,060
Gross profit	29,038	6,168	8,790	3,511	1,433
Gross margin	16.6%	5.3%	11.3%	9.5%	11.9%
Year ended December 31, 2012
Net sales	$185,893	$139,329	$97,233	$46,112	$8,077
Gross profit	46,854	10,894	16,771	4,799	692
Gross margin	25.2%	7.8%	17.2%	10.4%	8.6%
Year ended December 31, 2011
Net sales	$205,015	$131,258	$74,287	$44,402	$9,489
Gross profit	45,971	10,139	10,261	4,647	628
Gross margin	22.4%	7.7%	13.8%	10.5%	6.6%

The following table presents our net sales from each segment, as a percentage of total net sales:

	Year Ended December 31,
	2013	2012	2011
North America	41.9%	39.0%	44.1%
Europe Africa	27.7	29.2	28.3
Asia Pacific	18.6	20.4	16.0
Latin America	8.9	9.7	9.6
Middle East	2.9	1.7	2.0
Total	100.0%	100.0%	100.0%

North America

North America net sales decreased $11.0 million, or 5.9%, during 2013 to $174.9 million from $185.9 million in 2012. Net sales decreased $18.8 million due to lower volumes, partially offset by approximately $7.8 million due to changes in product mix and selling prices. North America gross profit decreased $17.9 million, or 38.2%, to $29.0 million during 2013 from $46.9 million in 2012. Gross profit decreased $12.7 million due to lower margins related to competitive pricing pressure and changes in product mix and $5.2 million due to the decrease in volumes. The continued competitive environment and difficulties in the North America market had a negative effect on net sales and gross profit during the year ended December 31, 2013.

North America net sales decreased $19.1 million, or 9.3%, during 2012 to $185.9 million from $205.0 million in 2011. Lower third party volume shipped due to increased production related to intersegment sales contributed $17.3 million and reduced selling prices contributed $10.9 million. These decreases were partially offset by changes in product mix of $9.1 million. North America intersegment sales increased $22.3 million during 2012 as a result of utilizing our plant sourcing decision model to manufacture our products at the most cost efficient locations. The increase in intersegment sales reduced the manufacturing capacity available for third party customers, which had a negative effect on 2012 net sales in North America. North America gross profit increased $0.9 million, or 2.0%, to $46.9 million during 2012 from $46.0 million in 2011 primarily due to changes in product mix which was partially offset by an increase in manufacturing costs and the decrease in volume shipped.

Europe Africa

Europe Africa net sales decreased $23.6 million, or 16.9%, during 2013 to $115.7 million from $139.3 million in 2012. Net sales decreased $19.9 million due to lower volumes and $7.6 million due to changes in product mix. Europe Africa net sales were positively affected by approximately $3.9 million from changes in foreign currency exchange rates. Europe Africa gross profit decreased $4.7 million, or 43.1%, during 2013 to $6.2 million from $10.9 million in 2012. Gross profit decreased $3.0 million due to changes in product mix and $1.7 million due to the lower volumes.  The weakening European economy had a negative effect on net sales and gross profit during 2013.

Europe Africa net sales increased $8.0 million, or 6.1%, during 2012 to $139.3 million from $131.3 million in 2011. Net sales increased $12.4 million due to higher volume shipped, $5.4 million due to increases in selling prices, and $3.8 million due to changes in product mix. Europe Africa net sales were negatively affected by approximately $13.6 million from changes in foreign currency exchange rates. Europe Africa gross profit was $10.9 million in 2012 an increase of $0.8 million, or 7.9%, from $10.1 million in 2011. Gross profit increased $0.9 million due to the higher volume shipped and $1.1 million due to the favorable shift in product mix, which were partially offset by increased manufacturing costs and unfavorable changes in foreign currency exchange rates.

Asia Pacific

Asia Pacific net sales decreased $19.2 million, or 19.8%, during 2013 to $78.0 million from $97.2 million in 2012. Lower volumes decreased net sales by $20.1 million, which was partially offset by increased selling prices. Gross profit decreased $8.0 million, or 47.6%, to $8.8 million in 2013 from $16.8 million in 2012. Gross profit decreased $4.5 million due to changes in product mix and increased manufacturing expenses and $3.5 million due to the lower volumes.

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

Latin America

Latin America net sales decreased $9.1 million, or 19.7%, during 2013 to $37.0 million from $46.1 million in 2012. Net sales decreased $10.0 million due to lower volumes, which was partially offset by changes in product mix. Latin America gross profit decreased $1.3 million, or 27.1%, during 2013 to $3.5 million from $4.8 million in 2012 due to the lower volumes and increased manufacturing expenses, partially offset by changes in product mix.

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

Middle East

Middle East net sales increased $4.0 million, or 49.4%, to $12.1 million during 2013 from $8.1 million in 2012 due to an increase in volumes, increased selling prices and changes in product mix. Middle East net sales were negatively affected by $1.6 million from changes in foreign currency exchange rates. Middle East gross profit increased $0.7 million to $1.4 million in 2013 from $0.7 million in 2012 due to the changes in product mix and the increase in volumes.

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

Resin Cost Volatility.  Resin-based material, derived from crude petroleum and natural gas, accounted for 79.2%, 79.8% and 80.2% of our cost of products for the years ended December 31, 2013, 2012 and 2011, respectively. Our ability to both manage the cost of our resin purchases as well as pass fluctuations in the cost of resin through to our customers is critical to our profitability. Fluctuations in the price of crude oil impact the cost of resin. In addition, planned and unplanned outages in facilities that produce polyethylene and its feedstock materials have historically impacted the cost of resin. In 2010, we implemented successful performance initiatives that focused on reducing the risk of volatility in resin costs on our profitability. We have developed policies, procedures, tools and organizational training procedures to enable better resin cost management and facilitate the efficient pass through of increases in our resin costs to our customers. These initiatives included diversifying our resin sources, hiring a polyethylene expert to lead procurement, implementing pricing tools that account for projected resin pricing, institutionalizing a bid approval process, creating a plant sourcing decision model, and running a large project tracking process. As a result of these policies, we were able to effectively manage the volatility in resin prices during 2013 and 2012, which minimized the effect of resin price volatility on our results of operations. While the significant majority of our products are sold under orders that include 30-day re-pricing provisions at our option, and while we have taken advantage of this option in the past, the policies, processes, tools and organizational training procedures described above allow us to limit the need to re-price projects already under contract. This, in turn, helps us better manage our relationships with our customers. We believe that managing the risks associated with volatility in resin costs is now among our critical and core competencies. However, substantial doubts about our ability to continue as a going concern and uncertainty about our financial condition could cause trade creditors to discontinue offering credit to us on acceptable terms or at all. A contraction in the availability of trade credit would increase cash requirements, and could impact our ability to obtain raw materials in a timely manner, which could have a material adverse effect on our business and financial condition.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31,		Period over
	2013	2012	Period Change
	(in thousands)
Net sales	$417,652	$476,644	$(58,992)	(12)%
Cost of products	368,712	396,634	27,922	7
Gross profit	48,940	80,010	(31,070)	(39)
Selling, general and administrative expenses	54,440	49,326	5,114	10
Public offering-related costs	—	9,655	(9,655)	N/A
Impairment of goodwill	51,667	—	51,667	N/A
Amortization of intangibles	1,884	1,182	702	59
Operating (loss) income	(59,051)	19,847	(78,898)	*
Other expenses (income):
Interest expense, net	17,556	16,797	759	5
Foreign currency transaction gain	1,720	(459)	2,179	*
Loss on extinguishment of debt	—	1,555	(1,555)	N/A
Other expense, net	259	52	207	*
(Loss) income from continuing operations before income taxes	(78,586)	1,902	(80,488)	*
Income tax provision	5,940	356	5,584	*
(Loss) income from continuing operations	$(84,526)	$1,546	$(86,072)	*

* Not meaningful

 Net Sales

Consolidated net sales decreased $58.9 million, or 12.4%, to $417.7 million for the year ended December 31, 2013 from $476.6 million for the year ended December 31, 2012. Consolidated net sales decreased $64.4 million due to lower volumes in North America, Europe Africa, Asia Pacific and Latin America. Consolidated net sales were positively affected by approximately $3.2 million from changes in product mix and approximately $2.3 million due to changes in foreign currency exchange rates, principally the Euro.

Cost of Products

Cost of products decreased $27.9 million, or 7.0%, to $368.7 million for the year ended December 31, 2013 from $396.6 million for the year ended December 31, 2012. Cost of products decreased $53.5 million due to the lower volumes, which was partially offset by an increase in raw material costs of $17.0 million that was passed on to our customers in increased selling prices, increased manufacturing costs and approximately $2.2 million from changes in foreign currency, principally the Euro.

Gross Profit

Consolidated gross profit for the year ended December 31, 2013 decreased $31.1 million, or 38.8%, to $48.9 million compared to $80.0 million for the year ended December 31, 2012 due to the factors noted above. Gross profit as a percentage of net sales was 11.7% for the year ended December 31, 2013, compared to 16.8% for year ended December 31, 2012. The decrease in gross profit as a percentage of sales was due to the continued competitive pricing pressure in North America, the weakening European economy, and increases in manufacturing costs in all regions.

Selling, General and Administrative Expenses

SG&A expenses for the year ended December 31, 2013 were $54.4 million compared to $49.3 million for the year ended December 31, 2012, an increase of $5.1 million, or 10.4%.  SG&A expenses for the year ended December 31, 2013 increased primarily due to increased professional fees of $3.2 million primarily relating to our refinancing initiative, $1.4 million related to severance and restructuring costs, $0.9 million related to stock-based compensation and an increase of approximately $1.8 million in bad debt expense relating to European and Latin American customers. The increase in severance costs was the result of the departure of our former President and Chief Executive Officer in July 2013 along with the departure of other corporate employees in the third and fourth quarters of 2013. These increases in SG&A were partially offset by a decrease in personnel-related costs associated with reduced head count.  SG&A as a percentage of net sales for the year ended December 31, 2013 was 13.0% compared to 10.3% for the year ended December 31, 2012.

Goodwill

During the second quarter of 2013, we performed an interim assessment of goodwill related to our Europe Africa reporting unit, due to indications that the fair value of this reporting unit may be less than its carrying amount.  Such indications included a continued weakening of economic conditions, under-achievement of previous financial projections and projected continued difficulties in the European market.  Based on these indications, an interim impairment test was performed, which resulted in an impairment charge totaling $26.5 million being recorded. During the third quarter of 2013, we performed an interim assessment of goodwill for all of our reporting units due to identification of impairment indicators including continuation of an increased competitive environment, under-achievement of previous financial projections, projected continued difficulties in the North America market, and a significant decline in our common stock price beginning in August 2013.  The interim impairment test resulted in an impairment charge totaling $25.2 million relating to our North America reporting unit. No impairment charges were required relating to the Asia Pacific and Latin America reporting units.

Our annual assessment date of goodwill is October 1, 2013, and on that date we performed an assessment of goodwill for our Asia Pacific and Latin America reporting units, with no impairment charges being required. In addition, we also performed an assessment of goodwill for our Asia Pacific and Latin America reporting units as of December 31, 2013, due to further identification of impairment indicators during the fourth quarter, including the continued decline in our common stock price, not meeting loan covenants, and agreeing to pursue a sale of our company. No impairment charges were required relating to the Asia Pacific and Latin America reporting units as of December 31, 2013. Given the significant assumptions underlying our goodwill assessments and the uncertainties relating to our sale process, it is reasonably possible that our conclusion that the remaining goodwill is not impaired will change in the near term.

Other Expenses (Income)

Interest expense was $17.6 million for the year ended December 31, 2013 compared to $16.8 million for the year ended December 31, 2012. The $0.8 million increase in interest expense in the year ended December 31, 2013 was due to the write off of approximately $0.5 million of deferred financing costs associated with an amendment, which reduced our borrowing capacity from the previous arrangement. The weighted average debt balance outstanding was $191.1 million and $182.6 million for the years ended December 31, 2013 and 2012, respectively; weighted average effective interest rates were 7.91% and 7.78% for December 31, 2013 and 2012, respectively.

Income Tax Expense

Income tax expense for the years ended December 31, 2013 and 2012 was $5.9 million and $0.4 million, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate in 2013 is due primarily to nondeductible goodwill impairment, an increase in the valuation allowance relating to U.S. deferred tax assets and to a lesser extent the mix of the international jurisdictional rates and U.S. permanent differences relating to foreign taxes. The realization of the deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences are deductible. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered. In evaluating the valuation allowance, we considered the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of the taxable jurisdictions, the latter two of which involve the exercise of significant judgment. During the year ended December 31, 2013, a full valuation allowance was recorded in the amount of $13.4 million against the U.S. net deferred tax assets, of which $6.9 million related to current year losses and $6.5 million related to beginning of the year deferred tax assets.  This was driven by recent negative evidence, including recent losses and expected future losses, overcoming positive evidence.

Adjusted EBITDA

Adjusted EBITDA (as discussed below) was $15.9 million during the year ended December 31, 2013, a decrease of $29.8 million, or 65.2%, from $45.7 million during 2012. The decrease in Adjusted EBITDA was due to the $31.1 million decrease in gross profit and the $5.1 million increase in SG&A expense, which were partially offset by an increase in professional fees, restructuring expense and stock-based compensation add backs.  See note (2) to the table set forth in Item 6, “Selected Financial Data,” for a reconciliation of Adjusted EBITDA to net income or loss.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31,		Period over
	2012	2011	Period Change
	(in thousands)
Net sales	$476,644	$464,451	$12,193	3%
Cost of products	396,634	392,805	3,829	1
Gross profit	80,010	71,646	8,364	12
Selling, general and administrative expenses	49,326	44,474	4,852	11
Public offering-related costs	9,655	—	9,655	100
Amortization of intangibles	1,182	1,379	(197)	14
Operating income	19,847	25,793	(5,946)	23
Other expenses (income):
Interest expense, net	16,797	20,081	(3,284)	16
Foreign currency transaction gain	(459)	(568)	109	19
Loss on extinguishment of debt	1,555	2,016	(461)	23
Other expense (income), net	52	(43)	95	220
Income from continuing operations before income taxes	1,902	4,307	(2,405)	56
Income tax provision	356	3,490	(3,134)	90
Income from continuing operations	$1,546	$817	$729	89%

Net Sales

Consolidated net sales increased $12.2 million, or 2.6%, to $476.6 million for the year ended December 31, 2012 from $464.4 million for the year ended December 31, 2011. Consolidated net sales increased $12.1 million due to changes in product mix, $9.7 million due to increased volume, and $4.2 million due to higher selling prices. Consolidated net sales were negatively affected by approximately $13.8 million from changes in foreign currency exchange rates, principally the Euro.

Cost of Products

Cost of products increased $3.8 million, or 1.0%, to $396.6 million for the year ended December 31, 2012 from $392.8 million for the year ended December 31, 2011. The increase in raw material costs contributed approximately 79%, or $3.0 million to the increase in cost of products. The increase in volume shipped and increased manufacturing costs, net of changes in foreign currency, contributed approximately 21%, or $0.8 million, to the increase.

Gross Profit

Consolidated gross profit for the year ended December 31, 2012 increased $8.4 million, or 11.7%, to $80.0 million compared to $71.6 million for the year ended December 31, 2011. Gross profit increased $10.6 million due to changes in product mix and $1.2 million due to increased volume, partially offset by an increase in manufacturing expenses of $2.2 million. Changes in foreign currency exchange rates, principally the Euro, also negatively affected gross profit by $1.2 million. Gross profit as a percentage of net sales was 16.8% for the year ended December 31, 2012, compared to 15.4% for year ended December 31, 2011.

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

Loss on extinguishment of debt of $1.6 million in the year ended December 31, 2012 relates to the refinancing of the Second Lien Term Loan as described in “Liquidity and Capital Resources – Description of Credit Facilities” and the $2.0 million in the year ended December 31, 2011 relates to the refinancing of our 11% Senior Notes due 2012 and old revolving credit facility.

Income Tax Expense

Income tax expense for the year ended December 31, 2012 was $0.4 million compared to $3.5 million for the year ended December 31, 2011.  Our effective tax rates were 18.7% and 81.0% for the years ended December 31, 2012 and 2011, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate is due to the mix of the international jurisdictional rates and the release of $2.3 million of beginning of year valuation allowance relating to U.S. net operating losses offset by $2.4 million of additional valuation allowance relating to foreign tax credits.

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

Liquidity and Capital Resources

General

We rely on cash from operations, borrowings under our First Lien Credit Facility and Priming Facility when available and other financing arrangements around the world as our primary source of liquidity. As discussed below, as of December 31, 2013, we had no borrowing capacity under our First Lien Credit Facility.  Under our Priming Facility, which went into effect as of January 10, 2014, we had $15.0 million of borrowing capacity. As of March 28, 2014, there was $10.8 million outstanding under the Priming Facility and $2.7 million borrowing availability, after availability blocks of $1.5 million. Our primary liquidity needs are to finance working capital, capital expenditures and debt service. The most significant components of our working capital are cash and cash equivalents, accounts receivable, inventories, accounts payable and other current liabilities. The majority of our working capital and capital expenditure needs for our foreign subsidiaries are met through a combination of local cash flow from operations and borrowings made under the foreign credit facilities.

Our business is seasonal in nature and traditionally less working capital is needed in the winter and spring.  However, we do not believe  that cash on hand and borrowings under the Priming Facility and/or our foreign debt facilities and cash generated from operations, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on indebtedness for the next 12 months. If the lenders accelerate the maturity of our debt, we will not have sufficient cash on hand or borrowing capacity to satisfy these obligations, and may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all. In such event, we would almost certainly be required to file for bankruptcy protection.

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

Cash and Cash Equivalents

As of December 31, 2013, we had $14.2 million in cash and cash equivalents, a decrease of $3.9 million from December 31, 2012 cash and cash equivalents of $18.1 million. This decrease was primarily related to net cash used in operating activities of $3.6 million. We maintain cash and cash equivalents at various financial institutions located in the United States, Germany, Thailand, Egypt, Chile and China. As of December 31, 2013, $3.1 million, or 21.8%, was held in domestic accounts with various institutions and approximately $11.1 million, or 78.2%, was held in accounts outside of the United States with various financial institutions.

In general, when an entity in a foreign jurisdiction repatriates cash to the United States, the amount of such cash is treated as a dividend taxable at current U.S. tax rates. We have not historically repatriated the earnings of any of our foreign subsidiaries, and we consider our foreign earnings are permanently reinvested. If we were to repatriate earnings from our foreign subsidiaries in the future, we would be subject to U.S. income taxes upon the distribution of cash to us from our non-U.S. subsidiaries. However, our tax attributes may be available to reduce the amount of the additional tax liability. The U.S. tax effects of potential dividends and related foreign tax credits associated with earnings indefinitely reinvested have not been recognized pursuant to ASC-740-10, “Income Taxes.”

Description of Credit Facilities

First Lien Credit Facility

We have the First Lien Credit Facility originally in the amount of $170.0 million  consisting of term loan commitments originally in the amount of $135.0 million (as amended from time to time, the “First Lien Term Loan”) and $35.0 million of revolving loan commitments (as amended from time to time, the “Revolving Credit Facility”).

On April 18, 2012, the First Lien Credit Facility was amended to increase the First Lien Term Loan commitments from $135.0 million to $157.0 million, resulting in aggregate capacity of $192.0 million immediately following such amendment. Our company used the additional borrowing capacity under the First Lien Term Loan to repay in full all outstanding indebtedness under, and to terminate, the Second Lien Term Loan (as defined below) and to pay related fees and expenses.

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

Unless accelerated, the First Lien Credit Facility matures in May 2016. Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. As discussed below, effective October 31, 2013, the interest rates on the First Lien Credit Facility loans increased by 50 basis points and will continue to increase by 50 basis points each quarter going forward if we do not raise the Junior Capital (as defined below).

In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, we pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of December 31, 2013, there was $171.8 million outstanding under the First Lien Credit Facility consisting of $153.0 million in term loans and $18.8 million in revolving loans, and the weighted average interest rate on such loans was 9.64%.  As of December 31, 2013, we had no capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

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

 On July 30, 2013, we entered into a waiver and sixth amendment to the First Lien Credit Facility (the “Sixth Amendment”), pursuant to which the lenders waived our default arising as a result of the failure by us to be in compliance with the maximum total leverage ratio as of June 30, 2013.  The maximum Total Leverage Ratio for the twelve months ending September 30, 2013, December 31, 2013, and March 31, 2014 was also modified to 6.50:1.00, 6.25:1.00, and 5.17:1.00, respectively.  Beyond March 31, 2014, the maximum Total Leverage Ratios covenants were not changed by the Sixth Amendment. The Total Leverage Ratio covenant is 4.75:1.00 for the twelve months ended June 30, 2014 and becomes even more restrictive after that date. As of December 31, 2013 the Total Leverage Ratio was 11.44:1.00.

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

In July 2013, we engaged an investment bank to assist us with the process of raising the Junior Capital. We also sought to secure a complete refinancing of our First Lien Credit Facility.  We were not successful in raising the Junior Capital or completing the refinancing on acceptable terms.  Since we have not yet obtained the Junior Capital, effective October 31, 2013, the margin on the First Lien Credit Facility loans increased by 50 basis points and will increase by 50 basis points each quarter going forward. Currently, we are engaged in a process to sell our company in accordance with the terms of the First Lien Credit Facility (discussed below) and the Priming Facility (discussed below).  A description of the sale process is provided below under “Sale of the Company.”

As a result of potential defaults under our First Lien Credit Facility during the fourth quarter of 2013, we entered into certain waivers and amendments to the First Lien Credit Facility during the first quarter of 2014, pursuant to which the lenders waived any default arising as a result of the potential failure by us to be in compliance with (i) the maximum total leverage ratio as of September 30, 2013, October 31, 2013, November 30, 2013 and December 31, 2013, and (ii) the minimum interest coverage ratio as of December 31, 2013.  The lenders also waived any actual or potential defaults of the maximum total leverage ratio or the minimum interest coverage ratio through April 21, 2014.

 Based on current facts and circumstances, and in accordance with ASC 470-10-45 we have reclassified our U.S. revolver and term loan balances from long-term to current in our December 31, 2013 Consolidated Balance Sheets.

Supplemental First Lien Revolving Credit Agreement – August 2013

On August 8, 2013, we entered into a supplemental $8.0 million First Lien Revolving Credit Agreement (the “First Lien Revolving Facility”) with General Electric Capital Corporation and the other financial institutions party thereto.

The Supplemental First Lien Revolving Facility matured on October 31, 2013, at which time it had been paid in full, and the facility was terminated.

Supplemental Priming Facility – January 2014

On January 10, 2014, we entered into the $15.0 million Priming Facility with General Electric Capital Corporation and the other financial institutions party thereto.  While we believe this new facility will provide liquidity to support operations in the ordinary course of business while we pursue a sale of our company (for a discussion of the sale process, see “Sale of the Company” below), there can be no assurances that the $15.0 million will be sufficient.  The Priming Facility bears interest at a rate equal to LIBOR plus 8.00% or a base rate plus 7.00%.  The Priming Facility is subject to various additional customary terms and conditions, including conditions to funding.  The lenders under the First Lien Credit Facility have approved the senior secured super priority credit facility and the related guarantees to the lenders under the Priming Facility. The assets and stock of our subsidiaries outside of North America are not pledged to secure the Priming Facility.

On March 14, 2014, the lenders extended the maturity date of the Priming Facility to April 30, 2014.

As of March 28, 2014, there was $10.8 million outstanding under the Priming Facility and $2.7 million borrowing availability, after availability blocks of $1.5 million.

 Sale of the Company

Pursuant to the terms of the First Lien Credit Facility and the Priming Facility, we agreed to pursue a sale process to sell our company and use the proceeds to repay our indebtedness. The First Lien Credit Facility and Priming Facility, both as amended from time to time, set forth a series of milestones, requiring us to, among other things, distribute a final confidential information memorandum to prospective buyers no later than January 17, 2014, which was distributed shortly after such date. Under the terms of the First Lien Credit Facility and the Priming Facility, an acceptable sale must be completed no later than April 21, 2014 and April 30, 2014, respectively. The failure to meet any one of these deadlines would be an event of default under the First Lien Credit Facility and the Priming Facility.

We engaged Moelis to assist in a sale process.  There can be no assurance that we can conclude an acceptable sale and that if a sale is completed, that our creditors will receive payment in full or that our stockholders will receive any recovery in connection with the sale process. There is a high likelihood that any sale that takes place will be accomplished through a court-supervised bankruptcy process. Such a process could result in the impairment of assets as well as changes in the recoverability and classification of assets and amounts and classification of liabilities.

Failure to comply with the financial covenants, or any other non-financial or restrictive covenant, including the covenant to sell our company, would create a default under our First Lien Credit Facility and Priming Facility, assuming we are unable to secure a waiver from ours lenders.  Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. We may be required to amend our First Lien Credit Facility and/or Priming Facility, refinance all or part of our existing debt, sell assets, incur additional indebtedness raise additional equity or file for bankruptcy protection. Further, based upon our actual performance levels, our senior secured leverage ratio, leverage ratio and minimum interest coverage ratio requirements or other financial covenants could limit our ability to incur additional debt, which could hinder our ability to execute our current business strategy. We cannot predict what actions, if any, our lenders would take following a default with respect to their indebtedness.  We do not believe that cash on hand and borrowings under the Priming Facility and/or our foreign debt facilities and cash generated from operations, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on indebtedness for the next 12 months. If the lenders accelerate the maturity of our debt, we will not have sufficient cash on hand or borrowing capacity to satisfy these obligations, and may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable us or at all. In such event, we would almost certainly be required to file for bankruptcy protection.

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

Senior Notes and Revolving Credit Facility

On May 27, 2011, we refinanced our $150.0 million 11% senior notes, as well as $27.0 million in borrowings under the old revolving credit facility with a portion of the net proceeds from the First Lien Credit Facility and Second Lien Term Loan, together with cash on hand. In connection with this refinancing, we recorded a $2.0 million loss from extinguishment of debt, primarily related to the write-off of unamortized debt issuance costs.

Capital Leases–

On August 17, 2012, we entered into an equipment financing arrangement with CapitalSource Bank.  The lease is a three-year lease for equipment cost up to $10.0 million.  As of December 31, 2013, there was approximately $2.0 million outstanding under this lease arrangement, with monthly payments of $0.1 million and an implied interest rate of 7.09%.

During 2012, we entered into three other capitalized leases with commercial financial institutions. These leases are for terms of three to four years for equipment cost of $0.3 million with implied interest rates from 5.42% to 8.72%. As of December 31, 2013, there was approximately $0.1 million outstanding under these leases.

In accordance with the terms of the Sixth Amendment to the First Lien Credit Facility discussed above, we are limited to $6.0 million in total capital leases.

Line of Credit – China Bank

On May 14, 2013 we entered into a Chinese Yuan (“CNY”) 160.0 million line of credit with the China Construction Bank (“CCB”) consisting of a CNY 90.0 million property, plant and equipment term loan, a CNY 60.0 million working capital credit facility and a CNY 10.0 million international trade financing credit facility as discussed below. There are certain restrictions we have agreed to under this line of credit which include not pledging as collateral any assets of our China entity to any third party except CCB.

Term Loans-China Bank

As of December 31, 2013, we had two unsecured term loans with the CCB. One loan is denominated in U. S. dollars and the other loan is denominated in the Chinese Yuan (“CNY”). The maximum amount that can be borrowed under these term loans is CNY 90.0 million ($14.7 million). The U. S dollar denominated loan limit is $7.0 million, and the CNY denominated loan limit is CNY 46.0 million ($7.5 million). The borrowings on these loans can only be used to finance the construction of our new facility in China and were entered into on July 8, 2013. Proceeds from the U. S dollar denominated loan are used to purchase machinery and equipment from suppliers not located in China and the proceeds from the CNY denominated loan are used to purchase machinery and equipment from suppliers located in China. Each of these loans is for a term of seven years; interest is paid monthly with semi-annual principal payments beginning December 31, 2015 and ending June 30, 2020. The interest rate for the U. S. dollar denominated loan is LIBOR plus 380 basis points and is reset every three months. The interest rate for the CNY denominated loan is the lending interest rate quoted by the People’s Bank of China and is reset on annual basis. As of December 31, 2013, there was $10.2 million outstanding under these term loans consisting of $4.0 million outstanding under the U. S. dollar denominated loan and CNY 38.1 million ($6.2 million) outstanding under the CNY denominated loan, and the weighted average interest rate was 5.58%. Each term loan agreement contains a subjective acceleration clause. Based on current facts and circumstances and in accordance with ASC 470-10-45, debt outstanding under the term loans with CCB has been classified as current in the Consolidated Balance Sheet.

Non-Dollar Denominated Credit Facilities

As of December 31, 2013, we had eight credit facilities with several of our international subsidiaries.

We have a CNY 60.0 million ($9.8 million) unsecured working capital facility with the CCB and are permitted to make monthly borrowings in both CNY and U. S. dollars. Each monthly borrowing has a maturity date of one year from the borrowing date and interest is paid monthly. The interest rate for U. S. dollar borrowings is LIBOR plus 350 basis points (variable market rate) and is reset every three months. The interest rate for CNY borrowings is the lending interest rate quoted by the People’s Bank of China plus 5.0%. As of December 31, 2013, there was CNY 8.4 million ($1.4 million) outstanding under these term loans consisting of $1.1 million (CNY 6.7 million) outstanding under the U. S. dollar borrowings and CNY 1.7 million ($0.3 million) outstanding under the CNY borrowings, and the weighted average interest rate was 4.26%. This credit facility is subject to an annual renewal review in May of each year and may be terminated by either CCB or us.

We have a CNY 10.0 million ($1.6 million) international trade financing credit facility primarily in place to support the issuance of international letters of credit outside of China. There were no amounts outstanding under this credit facility as of December 31, 2013, and we have no immediate plans to borrow under this facility in the foreseeable future.

We have two credit facilities with German banks in the amount of EUR 6.0 million ($8.3 million). These revolving credit facilities bear interest at various market rates, and are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of December 31, 2013, there was EUR 1.1 million ($1.5 million) outstanding under the lines of credit, EUR 1.7 million ($2.4 million) of bank guarantees and letters of credit outstanding, and EUR 3.2 million ($4.4 million) available under these credit facilities. In addition there was a EUR 0.1 million ($0.1 million) secured term loan with a German bank outstanding as of December 31, 2013, with a maturity date in March 2014.

We have three credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.2 million). These credit facilities bear interest at various market rates, and are primarily for cash management purposes. There was EGP 4.8 million ($0.7 million) outstanding under these lines of credit, EGP 3.1 million ($0.4 million) of bank guarantees and letters of credit outstanding, and EGP 7.1 million ($1.1 million) available under these credit facilities as of December 31, 2013.

We have a BAHT 600.0 million ($18.3 million) Trade on Demand Financing (accounts receivable) facility with Thai Military Bank Public Company Limited (“TMB”).  This facility bears interest at LIBOR plus 1.75%, is unsecured and may be terminated at any time by either TMB or us. This facility permits us to borrow funds upon presentation of proper documentation of purchase orders or accounts receivable from our customers, in each case with a maximum term not to exceed 180 days. We maintain a bank account with TMB, assigns rights to the accounts receivable used for borrowings under this facility, and instruct these customers to remit payments to the bank account with TMB.  TMB may, in its sole discretion, deduct or withhold funds from our bank account for settlement of any amounts owed by us under this facility. There was approximately BAHT 487.1 million ($14.8 million) outstanding and BAHT 112.9 million ($3.5 million) available under this facility as of December 31, 2013.

We had a CNY 2.1 million ($0.3 million) temporary credit facility with CCB as of December 31, 2012, which had a termination date of January 23, 2013 with an interest rate of 5.6%. The sole purpose of this credit facility was to provide funds, which originated in China, to be deposited with the Chinese Land Bureau (“CLB”), to permit us to bid on the land use right for our new manufacturing facility in Suzhou, Jiangsu Province, China. On January 23, 2013 CLB refunded the deposit to us upon the successful completion of the bid process on the land use right, and we repaid CNY 2.1 million ($0.3 million) to CCB.

Cash Flow Analysis

A summary of operating, investing and financing activities are shown in the following table:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash used in operating activities – continuing operations	$(3,565)	$(1,530)	$(4,123)
Net cash provided by (used in) operating activities – discontinued operations	–	(142)	5,010
Net cash used in investing activities – continuing operations	(29,285)	(26,104)	(11,662)
Net cash provided by financing activities – continuing operations	28,811	36,698	4,702
Net cash used in financing activities – discontinued operations	–	–	(650)
Effect of exchange rate changes on cash – continuing operations	138	27	611
Effect of exchange rate changes on cash – discontinued operations	–	43	4
Increase (decrease) in cash and cash equivalents	(3,901)	8,992	(6,108)
Cash and cash equivalents at end of period	$14,167	$18,068	$9,076

Net Cash from Operating Activities

Net cash provided by (used in) operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation, amortization, and goodwill impairment, and the effect of changes in working capital.

Net cash used in operating activities was $3.6 million for the year ended December 31, 2013 compared to $1.5 million in the year ended December 31, 2012. The $2.1 million increase in cash used in operating activities during 2013 was primarily due to the decrease in gross profit related to competitive pricing pressure having a negative impact on margins, particularly in North America, the decline in sales volumes and increased raw material costs, which was partially offset by a decrease in net working capital during the year ended December 31, 2013 as compared with the prior year.

Net cash used in operating activities was $1.5 million for the year ended December 31, 2012 compared to $4.1 million in the year ended December 31, 2011. The $2.6 million decrease in cash used in operating activities was due partially to a slight increase in net income and higher non-cash expense items during the year ended December 31, 2012 as compared with the prior year.

Net Cash from Investing Activities

Net cash provided by (used in) investing activities consists primarily of:

•	capital expenditures for growth;

•	capital expenditures for facility maintenance, including machinery and equipment improvements to extend the useful life of the assets; and

•	the acquisition of SynTec, LLC in 2013.

Net cash used in investing activities during the year ended December 31, 2013 was $29.3 million compared to $26.1 million during the year ended December 31, 2012. Capital expenditures during the year ended December 31, 2013 were $19.7 million, which related to expansion in Asia Pacific and Middle East and construction of our new facility in China.  Net cash used in investing activities during the year ended December 31, 2013 includes approximately $9.7 million related to the acquisition of SynTec’ LLC on February 4, 2013. Net cash used in investing activities during the year ended December 31, 2012 was $26.1 million compared to $11.7 million during the year ended December 31, 2011. Capital expenditures during the year ended December 31, 2012 consisted of $22.5 million of growth expenditures (which includes $8.5 million  related to a strategic acquisition of production equipment) and $3.6 million of maintenance expenditures.  Capital expenditures during the year ended December 31, 2011 consisted of $3.3 million of growth expenditures, $3.3 million of maintenance expenditures and $5.1 million related to improving the functionality of our ERP system.

Net Cash from Financing Activities

Net cash provided by (used in) financing activities consists primarily of borrowings and repayments related to our credit facilities, fees and expenses paid in connection with our credit facilities and, in 2012, proceeds from our IPO.

Net cash provided by financing activities was $28.8 million during the year ended December 31, 2013 compared to $36.7 million during the year ended December 31, 2012. The $7.9 million decrease in net cash provided by financing activities during 2013 was due to net proceeds received from our debt of $29.8 million during the year ended December 31, 2013 while the year ended December 31, 2012 had the net proceeds from our IPO during February 2012 of $65.9 million, which was partially offset by the net repayment of $28.5 million on our debt.

Net cash provided by financing activities was $36.7 million during the year ended December 31, 2012 compared to $4.7 million during the year ended December 31, 2011. This change was attributable primarily to the $65.9 million of net proceeds received from our IPO and $126.3 million in gross borrowings under lines of credit and credit facilities, partially offset by $154.8 million in debt repayments.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

Contractual Obligations

The following table represents a summary of our estimated future payments under contractual cash obligations as of December 31, 2013.

Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5Years	More than 5 Years
Contractual Obligations:

Credit Facilities(1)	$184,215	$183,429	$786	$-	$-
Interest Payments(2)	4,793	4,775	18	-	-
Operating Leases	3,017	638	569	432	1,378
Total	$192,025	$188,842	$1,373	$432	$1,378
____________________
(1)
Represents principal payments on our First Lien Credit Facility and other long-term debt as of December 31, 2013. We have included our First Lien Credit Facility and the term loan with CCB in current portion of long-term debt in the Consolidated Balance Sheet as of December 31, 2013 in accordance with ASC 470-10-45. These amounts are included in “Less than 1 Year” in the above table consistent with their current classification in the Consolidated Balance Sheet as of December 31, 2013.

(2)	Represents interest payments on our First Lien Credit Facility and other long-term debt at their respective stated interest rates.

Contingencies

Our company is a party to various legal actions arising in the ordinary course of our business. These legal actions cover a broad variety of claims spanning our company’s entire business. We believe it is not reasonably possible that resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on their financial condition, results of operations or cash flows.

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

Furthermore, in certain direct sales and raw material acquisition situations, we are required to post performance bonds or bank guarantees as part of the contractual guarantee for performance. The performance bonds or bank guarantees can be in the full amount of the orders. To date we have not received any claims against any of the posted securities, most of which terminate at the final completion date of the orders. As of December 31, 2013, we had $6.3 million of bonds outstanding and $4.8 million of guarantees issued under bank lines.

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

We record a valuation allowance when it is more likely than not that some of our net deferred tax assets will not be realized. In determining the need for valuation allowances, we consider the existence of taxable income in prior carryback years, the reversal of existing temporary differences, projected future taxable income in the appropriate jurisdictions and the availability of tax planning strategies. If in the future we determine that we will be able to realize more of the related net deferred tax assets, we will make an adjustment to the allowance, which would increase our income in the period that such a determination is made. During the year ended December 31, 2013, a full valuation allowance was recorded in the amount of $13.4 million against the U.S. net deferred tax assets, of which $6.9 million related to current year losses and $6.5 million related to beginning of the year deferred tax assets.  This was driven by recent negative evidence, including recent losses and expected future losses, overcoming positive evidence.

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

We have receivables from customers in various countries, and generally do not require collateral or other security to support customer receivables unless credit capacity is not evident. In the case where credit capacity does not exist or cannot be appropriately determined, unsecured exposure security instruments such as upfront cash payments, down payments, credit cards, letters of credit, standby letters of credit, bank guarantees or personal guarantees are required. In addition, in the U.S., in cases when a customer’s project is state or federally sponsored or owned, a payment or security bond is required by law in most jurisdictions. If the customers’ financial condition was to deteriorate or their access to freely convertible currency was restricted, resulting in impairment of their ability to make the required payments, additional allowances may be required. In the event of a default by a U.S. customer, we may also have the option to file liens against property owners to the extent permissible under applicable state laws. The allowance for doubtful accounts increased approximately $3.2 million during the year ended December 31, 2013 primarily due to the economic conditions in Europe and Latin America.

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

During the second quarter of 2013, we performed an interim assessment of goodwill related to our Europe Africa reporting unit, due to indications that the fair value of this reporting unit may be less than its carrying amount.  Such indications included a continued weakening of economic conditions, under-achievement of previous financial projections and projected continued difficulties in the European market.  Based on these indications, an interim impairment test was performed, which resulted in an impairment charge totaling $26.5 million being recorded. During the third quarter of 2013, we performed an interim assessment of goodwill for all of our reporting units due to identification of impairment indicators including continuation of an increased competitive environment, under-achievement of previous financial projections, projected continued difficulties in the North America market, and a significant decline in our common stock price beginning in August 2013.  The interim impairment test resulted in an impairment charge totaling $25.2 million relating to our North America reporting unit. No impairment charges were required relating to the Asia Pacific and Latin America reporting units. Our annual assessment date of goodwill is October 1, 2013, and on that date we performed an assessment of goodwill for our Asia Pacific and Latin America reporting units, with no impairment charges being required. We performed an assessment of goodwill for our Asia Pacific and Latin America as of December 31, 2013, due to further identification of impairment indicators including the continued decline in our common stock price, not meeting loan covenants, and agreeing to pursue a sale of our company. No impairment charges were required relating to the Asia Pacific and Latin America reporting units as of December 31, 2013. Goodwill allocated to Asia Pacific, and Latin America  was approximately  $5.2 million, and $4.5 million, respectively, as of December 31, 2013. The fair value exceeds the carrying value of net assets by approximately 115% and 138% for Asia Pacific and Latin America, respectively, as of December 31, 2013, the date of our last impairment analysis. In addition to the goodwill impairment analyses, we also assessed our long-lived assets for impairment and concluded no impairments were necessary. Given the significant assumptions underlying our impairment assessments and the uncertainties relating to our sale process, it is reasonably possible that our conclusion that the remaining goodwill and long-lived assets are not impaired will change in the near term.

Stock-Based Compensation

All share-based payments to employees, which include grants of employee stock options, restricted stock awards and restricted stock units are measured at their respective grant date calculated fair values, and expensed in our consolidated statements of operations over the requisite service period (generally the grant’s vesting period).

The value of each option award is estimated on its respective grant date using the Black-Scholes option pricing model. The application of the Black-Scholes option pricing model valuation model involves assumptions that are judgmental and sensitive, which affects compensation expense related to these awards, including the value of our common stock, the risk-free interest rate, expected option life, expected volatility and expected dividend yield. The expected option life is based on our best estimate of the anticipated exercise activity for the grants, taking into consideration historical exercise patterns for previous grants to the extent we believe that such information is predictive. Expected volatility is based on our trading history subsequent to becoming a public company. The value of each restricted stock award and restricted stock unit is based on the closing quoted market price of our common stock on the date of the award.

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

We recognize revenue relating to contracts for the design and installation of geosynthetic containment solutions using the percentage of completion method. Revenue recognized under the percentage of completion method was $7.1 million for the year ended December 31, 2013.

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

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to eliminate diversity in practice. This ASU requires entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. We adopted this ASU in 2013, and it did not have a material impact on the consolidated financial statements.

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

Borrowings under our First Lien Credit Facility bears interest at a floating rate based on LIBOR or Prime, at our option. At December 31, 2013, we had $170.7 million (net of unamortized debt discount of $1.1 million) in outstanding borrowings under these new facilities consisting of $151.9 million in term loans and $18.8 million in revolving loans at a weighted average interest rate of 9.64%.

Our results of operations and cash flows would be affected by changes in the applicable underlying benchmark interest rates due to the impact such changes would have on the interest payable on variable-rate debt outstanding under the First Lien Credit Facility and, to the extent applicable, our interest rate-related derivative instruments. Holding other variables constant, including levels of indebtedness under the First Lien Credit Facility, a 50 basis point increase in interest rates would result in an increase of approximately $0.9 million in annual interest expense.

The hypothetical changes and assumptions may be different from actual changes and events in the future, and the computations do not take into account management’s possible actions if such changes actually occurred over time. Considering these limitations, actual effects on future earnings could differ from those calculated above.

Foreign Currency Exchange Rate Risk

We maintain operations in countries outside of the United States, including Germany, Chile, Thailand, Egypt, and China some of which use the respective local foreign currency as their functional currency. Each foreign operation may enter into contractual arrangements with customers or vendors that are denominated in currencies other than its respective functional currency. As a result, our results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which we purchase raw material inventory or sell and distribute our products. Exposure to variability in foreign currency exchange rates from these transactions is managed, to the extent possible, through the use of natural hedges which result from purchases and sales occurring in the same foreign currency within a similar period of time, thereby offsetting each other to varying degrees.

In addition, we also execute intercompany lending transactions, and a foreign subsidiary may pay dividends to its respective parent, or ultimately, the United States parent. These transactions are denominated in various foreign currencies which results in exposure to exchange rate risk that could impact our results of operations.

The total foreign currency transaction (losses) gains attributable to non-functional currency purchases and sales, and intercompany loans and dividends was $(1.7) million, $0.5 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, representing less than 0.5% of net sales and cost of products. Given the relative size of these gains and losses, we do not believe that any reasonable near-term changes in applicable rates would have a material impact on our result of operations.

We did not enter into any foreign currency hedging transactions in the years ended December 31, 2013 and 2012, nor do we anticipate using derivative instruments to manage foreign currency exchange rate risk in the foreseeable future.

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

Raw Material Supply and Price Risk

Our primary raw materials used in the production of our products are polyethylene resins. As these resins are petroleum-based materials, changes in the price of feedstocks, such as crude oil or natural gas, as well as changes in market supply and demand may cause the cost of these resins to fluctuate significantly. During 2013 and 2012, raw material cost accounted for approximately 79% and 80% of our cost of products, respectively. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect changes in the cost of resins in our products’ selling prices in an efficient manner, passing the increase on to our customers, contributes to the management of our overall supply price risk and its potential impact on our results of operations.

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

Holding all other variables constant, a 1.0% increase in resin prices would have increased cost of products by approximately $2.9 million, based on our consolidated 2013 sales volume.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GSE Holding, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of GSE Holding, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSE Holding, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 2 and 12 to the consolidated financial statements, the Company has violated debt covenants, suffered significant losses from operations, has a working capital deficit and is engaged in a sale process, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 2 and 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ BDO USA, LLP

Houston, Texas
March 31, 2014

GSE Holding, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$14,167	$18,068
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,074 and $869, respectively	72,391	96,987
Other	4,280	3,626
Inventory, net	75,335	64,398
Deferred income taxes	62	1,111
Prepaid expenses and other	1,537	6,681
Income taxes receivable	1,391	1,538
Total current assets	169,163	192,409
Property, plant and equipment, net	76,254	70,172
Goodwill	9,644	58,895
Intangible assets, net	4,796	1,549
Deferred income taxes	193	5,858
Deferred debt issuance costs, net	5,734	7,003
Other assets	368	212
TOTAL ASSETS	$266,152	$336,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,469	$36,632
Accrued liabilities and other	15,472	20,198
Short-term debt	18,498	985
Current portion of long-term debt	182,300	3,147
Income taxes payable	103	1,691
Deferred income taxes	242	1,156
Total current liabilities	244,084	63,809
Other liabilities	1,264	1,211
Deferred income taxes	120	1,078
Long-term debt, net of current portion	788	167,282
Total liabilities	246,256	233,380
Commitments and Contingencies (Note 17)
Stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 20,419,575 and 19,846,684 shares issued and outstanding at December 31, 2013 and 2012, respectively	204	198
Additional paid-in capital	131,823	130,617
Accumulated deficit	(112,898)	(28,372)
Accumulated other comprehensive income	767	275
Total stockholders’ equity	19,896	102,718
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$266,152	$336,098

The accompanying notes are an integral part of these consolidated financial statements.

GSE Holding, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Net sales	$417,652	$476,644	$464,451
Cost of products	368,712	396,634	392,805
Gross profit	48,940	80,010	71,646
Selling, general and administrative expenses	54,440	49,326	44,474
Public offering-related costs	–	9,655	–
Amortization of intangibles	1,884	1,182	1,379
Impairment of goodwill	51,667	–	–
Operating income (loss)	(59,051)	19,847	25,793
Other expenses (income):
Interest expense, net	17,556	16,797	20,081
Foreign currency transaction losses (gains)	1,720	(459)	(568)
Loss on extinguishment of debt	–	1,555	2,016
Other expense (income), net	259	52	(43)
Income (loss) from continuing operations before income taxes	(78,586)	1,902	4,307
Income tax provision	5,940	356	3,490
Income (loss) from continuing operations	(84,526)	1,546	817
Income (loss) from discontinued operations, net of taxes	–	(462)	136
Net income (loss)	(84,526)	1,084	953
Other comprehensive income (loss):
Foreign currency translation adjustment	492	665	(2,125)
Comprehensive income (loss)	$(84,034)	$1,749	$(1,172)

Basic net income (loss) per common share:
Continuing operations	$(4.20)	$0.08	$0.08
Discontinued operations	–	(0.02)	0.01
	$(4.20)	$0.06	$0.09
Diluted net income (loss) per common share:
Continuing operations	$(4.20)	$0.08	$0.07
Discontinued operations	–	(0.02)	0.01
	$(4.20)	$0.06	$0.08
Basic weighted-average common shares outstanding	20,107	18,407	10,810
Diluted weighted-average common shares outstanding	20,107	19,336	11,841

The accompanying notes are an integral part of these consolidated financial statements.

GSE Holding, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2010	10,809,987	$108	$61,332	$(30,409)	$1,735	$32,766
Net income.	–	–	–	953	–	953
Foreign currency translation adjustment	–	–	–	–	(2,125)	(2,125)
Stock-based compensation	–	–	75	–	–	75
Balance at December 31, 2011	10,809,987	108	61,407	(29,456)	(390)	31,669
Net income	–	–	–	1,084	–	1,084
Foreign currency translation adjustment	–	–	–	–	665	665
Initial public offering	8,050,000	81	63,535	–	–	63,616
Stock option exercises	438,612	4	1,014	–	–	1,018
Stock-based compensation	548,085	5	4,661	–	–	4,666
Balance at December 31, 2012	19,846,684	198	130,617	(28,372)	275	102,718
Net loss	–	–	–	(84,526)	–	(84,526)
Foreign currency translation adjustment	–	–	–	–	492	492
Stock option exercises	494,645	5	332	–	–	337
Stock-based compensation	78,246	1	874	–	–	875
Balance at December 31, 2013	20,419,575	$204	$131,823	$(112,898)	$767	$19,896

The accompanying notes are an integral part of these consolidated financial statements.

GSE Holding, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$(84,526)	$1,084	$953
(Income) loss from discontinued operations	–	462	(136)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Impairment of goodwill	51,667	–	–
Depreciation and amortization	14,381	13,114	11,419
Amortization of debt issuance costs	2,617	2,418	2,025
Amortization of intangible assets	1,884	1,182	1,379
Amortization of premium/discount on senior notes	415	935	744
Loss on extinguishment of debt	–	1,555	2,016
Deferred income tax provision (benefit)	4,868	(3,862)	683
Stock-based compensation	1,132	4,666	75
Revaluation of non-dollar denominated debt	283	340	(815)
Other	124	176	75
Change in cash from operating assets and liabilities:
Accounts receivable	27,643	(16,757)	(16,498)
Inventory	(9,164)	(6,288)	(7,463)
Prepaid expenses and other	4,457	(1,781)	550
Accounts payable	(12,132)	1,878	395
Accrued liabilities	(6,944)	(1,398)	741
Income taxes (receivable) payable	(1,392)	1,235	(1,243)
Other assets and liabilities	1,122	(489)	977
Net cash used in operating activities – continuing operations	(3,565)	(1,530)	(4,123)
Net cash provided by (used in) operating activities – discontinued operations	–	(142)	5,010
Net cash provided by (used in) operating activities	(3,565)	(1,672)	887
Cash flows from investing activities:
Purchase of property, plant and equipment	(19,671)	(26,137)	(11,694)
Proceeds from the sale of assets	43	33	32
Acquisition of business	(9,657)	–	–
Net cash used in investing activities	(29,285)	(26,104)	(11,662)
Cash flows from financing activities:
Proceeds from lines of credit	84,392	100,635	86,948
Repayments of lines of credit	(61,614)	(110,490)	(90,667)
Proceeds from long-term debt	10,193	25,674	173,083
Repayments of long-term debt	(3,149)	(44,318)	(153,172)
Net proceeds from initial public offering	–	65,927	–
Payments for debt issuance costs	(1,348)	(1,748)	(9,179)
Payments for public offering costs	–	–	(2,311)
Proceeds from the exercise of stock options	337	1,018	–
Net cash provided by financing activities – continuing operations	28,811	36,698	4,702
Net cash used in financing activities – discontinued operations	–	–	(650)
Net cash provided by financing activities	28,811	36,698	4,052
Effect of exchange rate changes on cash – continuing operations	138	27	611
Effect of exchange rate changes on cash – discontinued operations	–	43	4
Net increase (decrease) in cash and cash equivalents	(3,901)	8,992	(6,108)
Cash and cash equivalents at beginning of year	18,068	9,076	15,184
Cash and cash equivalents at end of year	$14,167	$18,068	$9,076
Supplemental cash flow disclosure:
Cash paid for interest	$17,053	$15,840	$15,626
Cash paid for income taxes	$1,652	$1,375	$2,643

The accompanying notes are an integral part of these consolidated financial statements.

GSE Holding, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Organization and Description of Business

GSE Holding, Inc. (the “Company”) is a global manufacturer and marketer of highly engineered geosynthetic lining products for environmental protection and confinement applications. These lining products are used in a wide range of infrastructure end markets such as mining, environmental containment, liquid containment (including water infrastructure, agriculture and aquaculture and industrial wastewater treatment applications), coal ash containment and oil and gas. The Company offers a full range of products, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles, and other specialty products. The Company generates the majority of its sales outside of the United States, including emerging markets in Asia, Latin America, Africa and the Middle East. Its comprehensive product offering and global infrastructure, along with its extensive relationships with customers and end-users, provide it with access to high-growth markets worldwide, visibility into upcoming projects and the flexibility to serve customers regardless of geographic location. The Company believes that its market share, broad product offering, strong customer relationships, diverse end markets and global presence provide it with key competitive advantages in the environmental geosynthetic products industry. The Company manufactures its products at facilities located in the United States, Germany, Thailand, Chile, China and Egypt.

Effective February 10, 2012, the Company completed its initial public offering (“IPO”) of 7,000,000 shares of common stock.  The Company also granted the underwriters a 30-day option to purchase up to an additional 1,050,000 shares at the IPO price to cover over-allotments, which was exercised. The IPO price was $9.00 per share and the common stock was listed on The New York Stock Exchange under the symbol “GSE”.  On February 28, 2014, the Company received notification from NYSE Regulation, Inc. stating that, because the Company was not in compliance with certain continued listing standards, NYSE Regulation, Inc. intended to delist the Company’s common stock from the New York Stock Exchange by filing a delisting application with the Securities and Exchange Commission (“SEC”).  The Company did not request an appeal of the delisting determination. Effective March 5, 2014, the Company’s common stock was delisted from the New York Stock Exchange and, on the same day, trading of the Company’s common stock commenced on the OTCQB Marketplace under the trading symbol “GSEH.” The Company received proceeds from the IPO, after deducting underwriter’s fees, of approximately $67.4 million.  The Company incurred direct and incremental costs associated with the IPO of approximately $3.8 million.  At December 31, 2011, $2.3 million of these costs had been deferred in other assets and were subsequently netted against the proceeds from the IPO and classified in additional paid-in capital.  The proceeds from the IPO were used to pay down debt ($51.5 million) and for general working capital purposes.  The Company also incurred and expensed compensation costs of $6.6 million related to IPO bonuses that were paid in cash ($2.3 million) and the issuance of fully vested common stock ($4.3 million) to certain key executives and directors, and $3.0 million related to a management agreement termination fee, which became payable upon the closing of the IPO.

2.  Recent Developments

As a result of potential defaults under the Company’s first lien senior secured credit facility with General Electric Capital Corporation, Jefferies Finance LLC and certain other financial institutions party thereto (as amended from time to time, the “First Lien Credit Facility”) during the fourth quarter of 2013, the Company entered into certain waivers and amendments to the First Lien Credit Facility during the first quarter of 2014, pursuant to which the lenders waived any default arising as a result of the potential failure by the Company to be in compliance with (i) the maximum total leverage ratio as of September 30, 2013, October 31, 2013, November 30, 2013 and December 31, 2013, and (ii) the minimum interest coverage ratio as of December 31, 2013.  The lenders also waived any actual or potential defaults of the maximum total leverage ratio or the minimum interest coverage ratio through March 30, 2014.

On January 10, 2014, the Company entered into a $15.0 million secured revolving super priority credit facility (the “Priming Facility”) with General Electric Capital Corporation and certain other financial institutions party thereto.

Pursuant to the terms of the First Lien Credit Facility and Priming Facility, both as amended from time to time, the Company agreed to pursue a sale process to sell the Company and use the proceeds to repay the Company’s indebtedness. The First Lien Credit Facility and Priming Facility set forth a series of milestones, requiring the Company to, among other things, distribute a final confidential information memorandum to prospective buyers no later than January 17, 2014, which was distributed shortly after such date. Under the terms of the First Lien Credit Facility and the Priming Facility, an acceptable sale must be completed no later than April 21, 2014 and April 30, 2014, respectively. The failure to meet any one of these deadlines would be an event of default under the First Lien Credit Facility and the Priming Facility.

While the Company believes the Priming Facility will provide liquidity to support operations in the ordinary course of business while it pursues a sale of the Company, there can be no assurances that the $15.0 million will be sufficient. The Company engaged Moelis & Company, LLC (“Moelis”), a global investment bank, to assist in a sale process.  There can be no assurance that the Company can conclude an acceptable sale and that if a sale is completed, that its creditors will receive payment in full or that its stockholders will receive any recovery in connection with the sale process. There is a high likelihood that any sale that takes place will be accomplished through a court-supervised bankruptcy process.

Failure to comply with the financial covenants, or any other non-financial or restrictive covenant, including the covenant to sell the Company, would create a default under the Company’s primary credit facilities, assuming the Company is unable to secure a further waiver from its lenders.  Upon a default, the Company’s lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize the Company’s ability to continue its current operations. The Company may be required to amend its primary credit facilities, refinance all or part of its existing debt, sell assets, incur additional indebtedness’ raise additional equity or file for bankruptcy protection. Further, based upon the Company’s actual performance levels, its senior secured leverage ratio, leverage ratio and minimum interest coverage ratio requirements or other financial covenants could limit its ability to incur additional debt, which could hinder its ability to execute its current business strategy. The Company cannot predict what actions, if any, its lenders would take following a default with respect to their indebtedness.

Management does not believe that cash on hand, borrowings under the Priming Facility and/or its foreign debt facilities and cash generated from operations will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on indebtedness for the next 12 months. If the lenders accelerate the maturity of the Company’s debt, the Company will not have sufficient cash on hand or borrowing capacity to satisfy these obligations, and may not be able to pay its debt or borrow sufficient funds to refinance it on terms that are acceptable to the Company or at all. In such event, the Company would almost certainly be required to file for bankruptcy protection.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from these matters.

3. Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications were made to the December 31, 2012 and 2011 consolidated financial statements to conform to the 2013 financial statement presentation.  These reclassifications did not have an impact on previously reported results.

Use of Estimates

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

The following provides changes in the Company’s accounts receivable allowances for the years ended December 31, 2011, 2012 and 2013:

(in thousands)
	Balance at the beginning of the year	Charged to expense	Write-offs	Balance at the end of the year
December 31, 2011	$1,932	$362	$(558)	$1,736
December 31, 2012	$1,736	$1,155	$(2,022)	$869
December 31, 2013	$869	$3,237	$(32)	$4,074

Inventory

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

Capitalized costs associated with software developed for internal use include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post-implementation stages, are expensed as incurred. Cost incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stage of internal-use software development projects. The Company reviews any impairment of the capitalized costs on a periodic basis. The Company amortizes such costs over the estimated useful life of the software, which is three years once the software has been placed in service. The Company capitalized software development costs of approximately $0.4 million, $0.4 million and $5.4 million in 2013, 2012 and 2011, respectively. Amortization expense related to capitalized software development costs was approximately $2.0 million, $2.4 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

If impairment indicators are present, the Company determines whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. The Company estimates the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets, and compares that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. The Company’s estimates are based upon its historical experience, its commercial relationships, market conditions and available external information about future trends. The Company believes its current assumptions and estimates are reasonable and appropriate; however, unanticipated events and changes in market conditions could affect such estimates, resulting in the need for an impairment charge in future periods. Given the significant assumptions underlying impairment assessments and the uncertainties relating to the Company’s sale process, it is reasonably possible that the conclusion that long-lived assets are not impaired will change in the near term.

Goodwill and Impairment Testing

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is subject to at least an annual assessment for impairment by applying a fair- value-based test. The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. The goodwill impairment analysis is comprised of two steps. The first step requires the comparison of the fair value of the applicable reporting unit to its respective carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company would not be required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

The Company’s annual assessment date is as of October 1.  With respect to this testing, a the Company’s reportable segments are its geographic operating segments as there is no discrete financial information available below the Company’s operating segments. Future cash flows are typically based upon a five-year future period for the business and an estimated residual value. Management judgment is required in the estimation of future operating results and to determine the appropriate residual values. Future operating results and residual values could reasonably differ from the estimates and could require a provision for impairment in a future period. Impairment was necessary in 2013 (see Note 6) and no impairment was necessary in 2012 or 2011.

Deferred Financing Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest rate method over the period the related debt is anticipated to be outstanding.

Warranty Costs

The Company’s geosynthetic products are sold and installed with specified limited warranties as to material quality and workmanship that typically extend 5 years, but may extend up to 20 years. The Company accrues a warranty reserve based on historical warranty claims. The reserve for these costs, along with other risk-based reserves, is included in the self-insurance reserves (see Note 17).

Revenue Recognition

The Company recognizes revenues for products sold directly to customers when products are shipped, title and risk of loss passes to the buyer, the Company has no further obligation to the buyer, and collectability is reasonably assured.

The Company recognizes revenue relating to contracts for the design and installation of geosynthetic containment solutions using the percentage of completion method. Revenue recognized under the percentage of completion method was $7.1 million, $10.1 million and $9.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Foreign Currency

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

Income Taxes

Deferred tax assets and liabilities represent the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. They are measured using the enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in assessing the timing and amounts of deductible and taxable items.

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

Segment Reporting

The Company’s operating and external reporting segments are based on the geographic regions in which it operates, which is consistent with the basis on which the Company internally reports and how management evaluates operations in order to make operating decisions. The Company’s reportable segments are:  North America, Europe Africa, Asia Pacific, Latin America and Middle East.

4.  Recent Accounting Pronouncements

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

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to eliminate diversity in practice. This ASU requires entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The Company adopted this ASU in 2013, and it did not have a material impact on the consolidated financial statements.

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

The Company recorded a net loss for the year ended December 31, 2013. Potential common shares are anti-dilutive in periods which the Company records a net loss because they would reduce the respective period’s net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share. As a result, net diluted loss per share was equal to basic net loss per share in the year ended December 31, 2013. There were 1,002,938 stock options outstanding at December 31, 2013 of which 311,957 had exercise prices lower than the average price of Company common shares. These in-the-money options would have been included in the calculation of diluted earnings per share had the Company not reported a net loss in 2013. There were 200,650 and 0 stock options outstanding as of December 31, 2012 and 2011, respectively, which were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share.

The basic and diluted net income (loss) per share calculations are presented below (in thousands, except for per share amounts):

	For the year ended December 31,
	2013	2012	2011
Net income (loss):
From continuing operations	$(84,526)	$1,546	$817
From discontinued operation	–	(462)	136
	$(84,526)	$1,084	$953
Common share information:
Weighted-average common shares outstanding – basic	20,107	18,407	10,810
Dilutive effect of employee stock options	–	929	1,031
Weighted-average common shares outstanding – dilutive	20,107	19,336	11,841
Basic net income (loss) per share:
Continuing operations	$(4.20)	$0.08	$0.08
Discontinued operations	–	(0.02)	0.01
	$(4.20)	$0.06	$0.09
Diluted net income (loss) per share:
Continuing operations	$(4.20)	$0.08	$0.07
Discontinued operations	–	(0.02)	0.01
	$(4.20)	$0.06	$0.08

6.  Goodwill

The Company assesses goodwill and intangible assets with indefinite lives for impairment on an annual basis and between annual tests if impairment indicators occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  The Company’s annual assessment date is October 1.

During the second quarter of 2013, the Company performed an interim assessment of goodwill related to its Europe Africa reporting unit, due to indications that the fair value of this reporting unit may be less than its carrying amount. Such indications included a continued weakening of economic conditions, under-achievement of previous financial projections and projected continued difficulties in the European market. Based on these indications, an interim impairment test was performed, which resulted in an impairment charge totaling $26.5 million.

During the third quarter of 2013, the Company performed an interim assessment of goodwill for all of its reporting units due to identification of impairment indicators including continuation of an increased competitive environment, under-achievement of previous financial projections, projected continued difficulties in the North America market and a significant decline in its common stock price beginning in August 2013.   The interim impairment test resulted in an impairment charge totaling $25.2 million relating to the Company’s North America reporting unit. No impairment charges were required relating to its Asia Pacific and Latin America reporting units.

As of October 1, 2013, the Company performed the annual assessment of goodwill for the Asia Pacific and Latin America reporting units, with no impairment charges being required. The Company performed an assessment of goodwill for its Asia Pacific and Latin America reporting units as of December 31, 2013, due to further identification of impairment indicators including the continued decline in the Company’s common stock price, not meeting loan covenants, and agreeing to pursue a sale of the Company. No impairment charges were required relating to the Asia Pacific and Latin America reporting units as of December 31, 2013. Given the significant assumptions underlying goodwill impairment assessments and the uncertainties relating to the Company’s sale process, it is reasonably possible that our conclusion that the remaining goodwill is not impaired will change in the near term.

In performing its goodwill impairment tests, the Company considered three generally accepted approaches for valuing a business: the income, market and cost approaches. Based on the nature of the business and the current and expected financial performance, it was determined that the market and income approaches were the most appropriate methods for estimating the fair value of the reporting unit. For the income approach the discounted cash flow method was utilized, and considered such factors as sales, capital expenditures, incremental working capital requirements, tax rate and discount rate. Consideration of these factors inherently involves a significant amount of judgment, and significant movements in sales or changes in the underlying assumptions may result in fluctuations of estimated fair value.  For the market approach, both the guidelines public company and the comparable transaction methods were used.   The Company considered such factors as appropriate guideline companies, appropriate comparable transactions and control premiums. In determining the fair value of the reporting unit, it was determined that the income approach provided a better indication of value than the market approach. As such, a 65% weighting was assigned to the income approach and a 35% weighting was assigned to the market approach in estimating the value of the reporting units.

The table below reflects the changes in goodwill by reporting unit during the year ended December 31, 2013 (in thousands):

	North America	Europe Africa	Asia Pacific	Latin America	Total

Balance at December 31, 2012	$22,828	$26,423	$5,205	$4,439	$58,895
Acquisition of SynTec, LLC	2,416	—	—	—	2,416
Impairment charge	(25,244)	(26,423)	—	—	(51,667)
Balance at December 31, 2013	$—	$—	$5,205	$4,439	$9,644

7.  Acquisition of SynTec, LLC

On February 4, 2013,  pursuant to a Unit Purchase Agreement dated as of February 4, 2013, the Company acquired all of the outstanding membership units of SynTec, LLC (“SynTec”). The total amount of consideration paid in connection with the acquisition was approximately $9.7 million, and this acquisition was funded with existing cash on hand. The SynTec business was acquired by the Company in order to expand its existing market share with additional products, which are complementary to the Company’s existing products, and  is reflected in the North America reporting unit.

The Company incurred approximately $0.7 million of transaction expenses in connection with this acquisition, which are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date (in thousands):

Accounts receivable	$2,079
Inventory	1,449
Other current assets	26
Property, plant and equipment	1,335
Identifiable intangible assets	5,121
Goodwill	2,416
Accounts payable and accrued liabilities	(2,769)
Net assets acquired	$9,657

As a result of this acquisition, the Company recognized a total of $5.1 million of identifiable intangible assets and $2.4 million of goodwill (which was included in the third quarter 2013 impairment of the North America reporting unit discussed in Note 6). The total amount of goodwill is deductible for tax purposes. The results of operations of SynTec are reported in the Company’s consolidated financial statements from the date of the acquisition. SynTec net sales for the year ended December 31, 2013 were approximately $12.5 million, and Syntec’s net loss was not material. Unaudited pro forma information for the years ended December 31, 2013 and 2012 is not presented as the acquisition was not material.

8. Inventory

Inventory consisted of the following at December 31:

	2013	2012
	(in thousands)
Raw materials	$27,511	$30,358
Finished goods	46,782	32,054
Supplies	4,844	4,425
Obsolescence and slow moving allowance	(3,802)	(2,439)
	$75,335	$64,398

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	Useful lives years			2013	2012
				(in thousands)
Land				$5,392	$4,832
Buildings and improvements	7	-	30	30,912	29,515
Machinery and equipment	3	-	10	135,648	117,852
Software		3		8,766	8,400
Furniture and fixtures	3	-	5	825	785
				181,543	161,384
Less – accumulated depreciation and amortization				(105,289)	(91,212)
				$76,254	$70,172

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $14.4 million, $13.1 million and $11.4 million, respectively’ of which $11.8 million, $10.1 million and $9.5 million was included in cost of products and $2.6 million, $3.0 million and $1.9 million was included in selling, general and administrative expenses.

There was $0.7 million and $0.8 million of interest capitalized in the consolidated financial statement during 2013 and 2012 respectively. There was no interest capitalized during 2011.

10. Intangible Assets, net

Customer lists and other intangible assets consisted of the following at December 31:

	Useful lives years			2013	2012
				(in thousands)
Customer lists	5	-	10	$29,746	$25,449
Trademarks		5		1,082	—
Non-compete agreements	5	-	10	2,556	2,469
Other		1		363	363
				33,747	28,281
Less accumulated amortization				(28,951)	(26,732)
Intangible assets, net				$4,796	$1,549

Amortization expense for intangible assets during the years ended December 31, 2013, 2012 and 2011 was approximately $1.9 million, $1.2 million and $1.4 million, respectively. Estimated amortization expense for each of the next five years is as follows:

Year Ending December 31,	Amount
(in thousands)
2014	$1,172
2015	640
2016	583
2017	534
2018	298

11. Accrued Liabilities and Other

Accrued liabilities and other consisted of the following at December 31:

	2013	2012
	(in thousands)
Customer prepayments	$2,972	$759
Accrued operating expenses	3,780	5,951
Self-insurance reserves	1,575	1,758
Compensation and benefits	3,196	6,786
Accrued interest	650	2,522
Taxes, other than income	2,818	2,023
Other accrued liabilities	481	399
	$15,472	$20,198

12. Long-Term Debt

Long-term debt consisted of the following at December 31:

	2013	2012
	(in thousands)
First Lien Credit Facility	$170,674	$168,177
Term Loan – China bank	10,193	–
Capital Lease – CapitalSource Bank	1,987	3,156
Other Capital Leases	147	230
Term Loan – German bank	87	407
	183,088	171,970
Less – current maturities	(182,300)	(3,147)
Unamortized discounts on first lien and second lien loans	–	(1,541)
	$788	$167,282

The following summarizes the maturities of the Company’s long-term debt outstanding as of December 31, 2013:

Year Ending December 31,	Amount
(in thousands)
2014	$182,300
2015	782
2016	6
$183,088

The Company has included the First Lien Credit Facility and the term loan with the China bank in current maturities in accordance with ASC 470-10-45, and both are included in 2014 in the above table based on their current classification in the Consolidated Balance sheet as of December 31, 2013.

First Lien Credit Facility —

The Company’s  First Lien Credit Facility originally in the amount of $170.0 million, consisting of term loan commitments originally in the amount of $135.0 million (as amended from time to time, the “First Lien Term Loan”) and $35.0 million of revolving loan commitments (as amended from time to time, the “Revolving Credit Facility”).

On April 18, 2012, the First Lien Credit Facility was amended to increase the First Lien Term Loan commitments from $135.0 million to $157.0 million, resulting in aggregate capacity of $192.0 million immediately following such amendment. The Company used the additional borrowing capacity under the First Lien Term Loan to repay in full all outstanding indebtedness under, and to terminate, the Second Lien Term Loan (as defined below) and to pay related fees and expenses.

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

In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, the Company pays a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of December 31, 2013, there was $171.8 million outstanding under the First Lien Credit Facility consisting of $153.0 million in term loans and $18.8 million in revolving loans, and the weighted average interest rate on such loans was 9.64%.  As of December 31, 2013, the Company had no capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

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

On July 30, 2013, the Company entered into a waiver and sixth amendment to the First Lien Credit Facility (the “Sixth Amendment”), pursuant to which the lenders waived the Company’s default arising as a result of the failure by the Company to be in compliance with the maximum total leverage ratio as of June 30, 2013.  The maximum Total Leverage Ratio for the twelve months ending September 30, 2013, December 31, 2013, and March 31, 2014 was also modified to 6.50:1.00, 6.25:1.00, and 5.17:1.00, respectively.  Beyond March 31, 2014, the maximum Total Leverage Ratios covenants were not changed by the Sixth Amendment. The Total Leverage Ratio covenant is 4.75:1.00 for the twelve months ended June 30, 2014 and becomes even more restrictive after that date. As of December 31, 2013, the Company’s Total Leverage Ratio was 11.44:1.00.

In addition, commencing on October 31, 2013 and continuing until the Company’s Total Leverage Ratio is less than 5.00:1.00, the Total Leverage Ratio as of the last day of any fiscal month that is the first or second fiscal month of a fiscal quarter must not be greater than the maximum Total Leverage Ratio required for the most recently completed fiscal quarter.

The Sixth Amendment also increased the margin on the loans by 200 basis points, modified the definition of “EBITDA” to exclude certain expenses from the calculation of EBITDA for purpose of calculating certain debt covenants, and reduced the Company’s borrowing capacity under the revolving credit facility from $35.0 million to approximately $21.5 million, $3.0 million of which may be used for letters of credit. After giving effect to the reduced borrowing capacity in accordance with the Sixth Amendment, the Company has utilized the full capacity under the First Lien Credit Facility as of December 31, 2013.

In accordance with the Sixth Amendment, the Company was required to use its best efforts to raise at least $20.0 million of additional unsecured mezzanine indebtedness or other subordinated capital, reasonably acceptable to General Electric Capital Corporation (the “Junior Capital”) on or before October 31, 2013.

In July 2013, the Company engaged an investment bank to assist with the process of raising the Junior Capital. The Company also sought to secure a complete refinancing of the First Lien Credit Facility. The Company was not successful in raising the Junior Capital or completing the refinancing on acceptable terms.  Since the Company had not obtained the Junior Capital as of October 31, 2013, the margin on the First Lien Credit Facility loans increased by 50 basis points and will increase by 50 basis points each quarter going forward. Currently, the Company is engaged in a process to sell the Company in accordance with the terms of the First Lien Credit Facility (discussed below) and the Priming Facility (discussed below).  A description of the sale process is provided below under “Sale of the Company.” There is a high likelihood that any sale that takes place will be accomplished through a court-supervised bankruptcy process.

As a result of potential defaults under our First Lien Credit Facility during the fourth quarter of 2013, we entered into certain waivers and amendments to the First Lien Credit Facility during the first quarter of 2014, pursuant to which the lenders waived any default arising as a result of the potential failure by us to be in compliance with (i) the maximum total leverage ratio as of September 30, 2013, October 31, 2013, November 30, 2013 and December 31, 2013, and (ii) the minimum interest coverage ratio as of December 31, 2013.  The lenders also waived any actual or potential defaults of the maximum total leverage ratio or the minimum interest coverage ratio through April 21, 2014.

As of December 31, 2013, there was $170.7 million (net of unamortized debt discount of $1.1 million) outstanding under the First Lien Credit Facility, consisting of $151.9 million in term loans and $18.8 million in revolving loans.

Based on current facts and circumstances and in accordance with ASC 470-10-45, debt outstanding under the First Lien Credit Facility has been classified as current in the Consolidated Balance Sheet.

Supplemental Revolving Credit Agreements

Supplemental First Lien Revolving Credit Agreement – August 2013

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

Supplemental Priming Facility – January 2014

On January 10, 2014, the Company entered into a $15.0 million secured revolving super priority credit facility (the “Priming Facility”) with General Electric Capital Corporation and the other financial institutions party thereto.  While the Company believes this new facility will provide liquidity to support operations in the ordinary course of business while it pursues a sale of the Company (for a discussion of the sale process, see “Sale of the Company” below), there can be no assurances that the $15.0 million will be sufficient.  The Priming Facility bears interest at a rate equal to LIBOR plus 8.00% or a base rate plus 7.00%.  The Priming Facility is subject to various additional customary terms and conditions, including conditions to funding.  The lenders under the First Lien Credit Facility have approved the senior secured super priority credit facility and the related guarantees to the lenders under the Priming Facility. The assets and stock of the Company’s subsidiaries outside of North America are not pledged to secure the Priming Facility.

On March 14, 2014, the lenders extended the maturity date of the Priming Facility to April 30, 2014. As of March 28, 2014, there was $10.8 million outstanding under the Priming Facility and $2.7 million borrowing availability, after availability blocks of $1.5 million.

Sale of the Company

Pursuant to the terms of the First Lien Credit Facility and the Priming Facility, both as amended from time to time, the Company agreed to pursue a sale process to sell the Company and use the proceeds to repay its indebtedness. The First Lien Credit Facility and Priming Facility set forth a series of milestones, requiring the Company to, among other things, distribute a final confidential information memorandum to prospective buyers no later than January 17, 2014, which was distributed shortly after such date. Under the terms of the First Lien Credit Facility and Priming Facility, an acceptable sale must be completed no later than April 21, 2014 and April 30, 2014, respectively. The failure to meet any one of these deadlines would be an event of default under the First Lien Credit Facility and the Priming Facility.

The Company engaged Moelis to assist in the sale process.  There can be no assurance that the Company can conclude an acceptable sale and that if a sale is completed, that the Company’s creditors will receive payment in full or that the Company’s stockholders will receive any recovery in connection with the sale process. There is a high likelihood that any sale that takes place will be accomplished through a court-supervised bankruptcy process.

Failure to comply with the financial covenants, or any other non-financial or restrictive covenant, including the covenant to sell the Company, would create a default under the First Lien Credit Facility and Priming Facility, assuming the Company is unable to secure a waiver from its lenders.  Upon a default, the Company’s lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize the Company’s ability to continue its current operations. The Company may be required to amend its First Lien Credit Facility and/or Priming Facility, refinance all or part of its existing debt, sell assets, incur additional indebtedness, raise additional equity or file for bankruptcy protection. Further, based upon the Company’s actual performance levels, its senior secured leverage ratio, leverage ratio and minimum interest coverage ratio requirements or other financial covenants could limit its ability to incur additional debt, which could hinder its ability to execute its current business strategy. The Company cannot predict what actions, if any, its lenders would take following a default with respect to their indebtedness.  The Company cannot make any assurances that cash on hand, and borrowings under the Priming Facility and/or its foreign debt facilities and cash generated from operations, will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled interest payments on indebtedness for the next 12 months. If the lenders accelerate the maturity of the Company’s debt, the Company will not have sufficient cash on hand or borrowing capacity to satisfy these obligations, and may not be able to pay its debt or borrow sufficient funds to refinance it on terms that are acceptable to the Company or at all. In such event, the Company would almost certainly be required to file for bankruptcy protection.

Second Lien Term Loan

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

Capital Leases

On August 17, 2012, the Company entered into an equipment financing arrangement with CapitalSource Bank.  The lease is a three-year lease for equipment cost up to $10.0 million.  As of December 31, 2013, there was approximately $2.0 million outstanding under this lease arrangement, with monthly payments of $0.1 million and an implied interest rate of 7.09%.

During 2012, the Company entered into three other capitalized leases with commercial financial institutions. These leases are for terms of three to four years for equipment cost of $0.3 million with implied interest rates from 5.42% to 8.72%. As of December 31, 2013, there was approximately $0.1 million outstanding under these leases.

In accordance with the terms of the Sixth Amendment to the First Lien Credit Facility discussed above, the Company is limited to $6.0 million in total capital leases.

Line of Credit – China Bank

On May 14, 2013 the Company entered into a Chinese Yuan (“CNY”) 160.0 million line of credit with the China Construction Bank (“CCB”) consisting of a CNY 90.0 million property, plant and equipment term loan, a CNY 60.0 million working capital credit facility and a CNY 10.0 million international trade financing credit facility as discussed below. There are certain restrictions the Company has agreed to under this line of credit which include not pledging as collateral any assets of the Company’s China entity to any third party except CCB.

Term Loans-China Bank

As of December 31, 2013, the Company had two unsecured term loans with the CCB. One loan is denominated in U. S. dollars and the other loan is denominated in the Chinese Yuan (“CNY”). The maximum amount that can be borrowed under these term loans is CNY 90.0 million ($14.7 million). The U. S dollar denominated loan limit is $7.0 million, and the CNY denominated loan limit is CNY 46.0 million ($7.5 million). The borrowings on these loans can only be used to finance the construction of the Company’s new facility in China and were entered into on July 8, 2013. Proceeds from the U. S dollar denominated loan are used to purchase machinery and equipment from suppliers not located in China, and the proceeds from the CNY denominated loan are used to purchase machinery and equipment from suppliers located in China. Each of these loans is for a term of seven years; interest is paid monthly with semi-annual principal payments beginning December 31, 2015 and ending June 30, 2020. The interest rate for the U. S. dollar denominated loan is LIBOR plus 380 basis points and is reset every three months. The interest rate for the CNY denominated loan is the lending interest rate quoted by the People’s Bank of China and is reset on annual basis. As of December 31, 2013, there was $10.2 million outstanding under these term loans consisting of $4.0 million outstanding under the U. S. dollar denominated loan and CNY 38.1 million ($6.2 million) outstanding under the CNY denominated loan, and the weighted average interest rate was 5.58%. Each term loan agreement contains a subjective acceleration clause. Based on current facts and circumstances and in accordance with ASC 470-10-45, debt outstanding under the term loans with CCB have been classified as current in the Consolidated Balance Sheet.

Non-Dollar Denominated Credit Facilities –

As of December 31, 2013, the Company had eight credit facilities with several of its international subsidiaries.

The Company has a CNY 60.0 million ($9.8 million) unsecured working capital facility with the CCB and is permitted to make monthly borrowings in both CNY and U. S. dollars. Each monthly borrowing has a maturity date of one year from the borrowing date and interest is paid monthly. The interest rate for U. S. dollar borrowings is LIBOR plus 350 basis points (variable market rate) and is reset every three months. The interest rate for CNY borrowings is the lending interest rate quoted by the People’s Bank of China plus 5.0%. As of December 31, 2013, there was CNY 8.4 million ($1.4 million) outstanding under these term loans consisting of $1.1 million (CNY 6.7 million) outstanding under the U. S. dollar borrowings and CNY 1.7 million ($0.3 million) outstanding under the CNY borrowings, and the weighted average interest rate was 4.26%. This credit facility is subject to an annual renewal review in May of each year and may be terminated by either CCB or the Company.

The Company has a CNY 10.0 million ($1.6 million) international trade financing credit facility primarily in place to support the issuance of international letters of credit outside of China. There were no amounts outstanding under this credit facility as of December 31, 2013, and the Company has no immediate plans to borrow under this facility in the foreseeable future.

The Company has two credit facilities with German banks in the amount of EUR 6.0 million ($8.3 million). These revolving credit facilities bear interest at various market rates, and are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of December 31, 2013, there was EUR 1.1 million ($1.5 million) outstanding under the lines of credit, EUR 1.7 million ($2.4 million) of bank guarantees and letters of credit outstanding, and EUR 3.2 million ($4.4 million) available under these credit facilities. In addition there was a EUR 0.1 million ($0.1 million) secured term loan with a German bank outstanding as of December 31, 2013, with a maturity date in March 2014.

The Company has three credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.2 million). These credit facilities bear interest at various market rates, and are primarily for cash management purposes. There was EGP 4.8 million ($0.7 million) outstanding under these lines of credit, EGP 3.1 million ($0.4 million) of bank guarantees and letters of credit outstanding, and EGP 7.1 million ($1.1 million) available under these credit facilities as of December 31, 2013.

The Company has a BAHT 600.0 million ($18.3 million) Trade on Demand Financing (accounts receivable) facility with Thai Military Bank Public Company Limited (“TMB”).  This facility bears interest at LIBOR plus 1.75%, is unsecured and may be terminated at any time by either TMB or the Company. This facility permits the Company to borrow funds upon presentation of proper documentation of purchase orders or accounts receivable from its customers, in each case with a maximum term not to exceed 180 days. The Company maintains a bank account with TMB, assigns rights to the accounts receivable used for borrowings under this facility, and instructs these customers to remit payments to the bank account with TMB.  TMB may, in its sole discretion, deduct or withhold funds from the Company’s bank account for settlement of any amounts owed by the Company under this facility. There was approximately BAHT 487.1 million ($14.8 million) outstanding and BAHT 112.9 million ($3.5 million) available under this facility as of December 31, 2013.

The Company had a CNY 2.1 million ($0.3 million) temporary credit facility with CCB as of December 31, 2012, which had a termination date of January 23, 2013 with an interest rate of 5.6%. The sole purpose of this credit facility was to provide funds, which originated in China, to be deposited with the Chinese Land Bureau (“CLB”), to permit the Company to bid on the land use right for its new manufacturing facility in Suzhou, Jiangsu Province, China. On January 23, 2013 CLB refunded the deposit to the Company upon the successful completion of the bid process on the land use right, and the Company repaid CNY 2.1 million ($0.3 million) to CCB.

13. Fair Value of Financial Instruments

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The fair value of the First Lien Credit Facility as of December 31, 2013 was approximately $168.8 million. The carrying amount of the remaining long-term debt of $12.4 million as of December 31, 2013 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

The Company has assets measured and recorded at fair value on a non-recurring basis.  These non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value only if an impairment charge is recognized. As discussed in Note 6, during 2013 the Company recognized impairment charges of $26.5 million related to its Europe Africa reporting unit and $25.2 million related to its North America reporting unit, respectively. These impairment charges utilized fair value calculations that are categorized as level 3.

14. Stock-Based Compensation

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

The GEO Holdings Corp. 2004 Stock Option Plan (the “2004 Stock Option Plan”) became effective upon the consummation of the 2004 merger of the Company by CHS.  Under the 2004 Stock Option Plan, which was amended and restated in December 2008, the Board of Directors may from time to time grant up to 2,276,703 options to purchase common stock to executives or other key employees or directors of GSE Holding and its subsidiaries. Both “nonqualified” stock options and “incentive” stock options may be granted under the 2004 Stock Option Plan with terms to be determined by the Board of Directors (or a committee thereof). As of December 31, 2013, options to purchase 865,338 shares of common stock were outstanding under the 2004 Stock Option Plan and options to purchase 478,108 shares of common stock remained available for issuance. All share-based payments to employees, which include grants of employee stock options, restricted stock awards and restricted stock units are measured at their respective grant date calculated fair values, and expensed in our consolidated statements of operations over the requisite service period (generally the grant’s vesting period).

Stock-based compensation of $1.2 million, $4.7 million and $0.1 million was recognized in the years ended December 31, 2013, 2012 and 2011, respectively.  During the year ended December 31, 2012, $4.3 million of the stock-based compensation was related to 478,467 shares of fully vested common stock that was issued to certain key executives and directors in connection with the IPO.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants.

	2013	2012	2011
Risk Free Interest Rate	0.61%	0.54%	1.0%
Expected Life (years)	4	4	3
Expected Volatility	45.1%	45.9%	22.25%
Expected Dividend Yield	0%	0%	0%
Weighted-average estimated fair value per option	$2.36	$3.57	$0.65

The expected life of the options granted is based on the Company’s best estimates and expectations related to the exercising of the options issued. During 2013, the impact of forfeitures on compensation expense was approximately $0.1 million.

The following table summarizes stock option activity for the three years ended December 31, 2013:

	Shares	Range of Exercise Price			Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2010	1,662,618	$0.67		$6.35	$2.42
Forfeited options	(39,288)	$5.90		$6.35	$6.19
Forfeited options reissued	108,630		$5.11		$5.11
Outstanding and exercisable at December 31, 2011	1,731,960	$0.67		$6.35	$2.50
Options granted	200,650		$11.57		$11.57
Options exercised	(438,612)	$0.67		$6.35	$2.32
Forfeited or expired options	(13,709)	$6.15		$11.57	$8.13
Outstanding and exercisable at December 31, 2012	1,480,289	$0.67		$11.57	$3.73
Options granted	290,840	$5.64		$6.97	$6.84
Options exercised	(494,645)	$0.67		$0.89	$0.68
Forfeited or expired options	(273,546)	$5.90		$11.57	$8.33
Outstanding and exercisable at December 31, 2013	1,002,938	$0.67		$11.57	$4.89

All outstanding stock options are held by employees and former employees of the Company and have an expiration date of 10 years from the date of grant. At December 31, 2013, the average remaining contractual life of options outstanding and exercisable was 2.7 years.  There was approximately $2.0 million of unvested and unrecognized compensation expense as of December 31, 2013. There is a high likelihood that any court-supervised sale process will result in the cancellation of all of our common stock for no value.  Accordingly, it is likely that all the value of all accumulated equity and equity based will be eliminated as a result of that process.

The intrinsic value of options exercised during 2013 and 2012 was $2.7 million and $2.5 million, respectively. As of December 31, 2013, the intrinsic value of options outstanding and exercisable was $0.4 million. The intrinsic value of a stock option is the difference between the estimated fair value of the underlying common stock and the exercise price of the option. The value of each restricted stock award and restricted stock unit is based on the closing quoted market price of the Company’s common stock on the date of the award.

During the tenure of the Interim President and Chief Executive Officer, approximately $0.3 million of the 2013 salary was to be paid in the form of Company common stock in 2014 and is recorded in accrued liabilities as of December 31, 2013.

15. Income Taxes

Domestic and foreign income (loss) from continuing operations before income taxes were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$(70,559)	$(4,720)	$(5,488)
Foreign	(8,027)	6,622	9,795
Total	$(78,586)	$1,902	$4,307

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2013		2012		2011
Current expense:
U.S.
Federal	$	−	$	−	$	−
State		150		100		65
Total U.S.		150		100		65
Foreign		197		3,412		2,861
Total current		347		3,512		2,926
Deferred expense (benefit):
U.S.
Federal		7,283		(3,221)		−
State		−		−		−
Total U.S.		7,283		(3,221)		−
Foreign		(1,690)		65		564
Total deferred		5,593		(3,156)		564
Total provision for income taxes		$5,940		$356		$3,490

Reconciliation between the provision for income taxes from continuing operations and income taxes computed by applying the statutory rate of 35% is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax (benefit) provision at statutory rate	$(27,505)	$666	$1,507
Add (deduct):
Meals and entertainment	45	88	36
Dividends	−	−	670
Goodwill impairment	17,238	−	−
Change in valuation allowance	12,280	(72)	1,779
Expired foreign tax credits	2,639	−	−
Taxable differential for foreign subsidiaries	536	(392)	(492)
State income tax, net of federal benefit	75	65	42
Other, net	632	1	(52)
	$5,940	$356	$3,490

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities were:

	December 31,
	2013	2012

Deferred tax assets:	(in thousands)
Accrued expenses	$5,767	$6,110
Foreign tax credit	15,664	17,546
Net operating loss carryforward	11,988	5,679
AMT carryforward	556	591
Valuation allowance	(31,390)	(19,110)
	2,585	10,816
Deferred tax liabilities:
Excess book basis over tax basis for property, plant and equipment and intangible assets	(1,766)	(4,212)
Other	(926)	(1,868)
	(2,692)	(6,080)
Net deferred tax (liability) asset	$(107)	$4,736

At December 31, 2013, the Company has net operating loss carryforwards for U.S. federal income tax purposes of $31.8 million which will begin to expire, if unused, in 2023 and $8.1 million of foreign net operating loss carryforwards, which do not expire. Approximately $4.6 million of the federal net operating loss carryforward is attributable to excess employee stock option deductions, the benefit from which will be allocated to additional paid-in capital rather than current earnings if subsequently realized.The Company also has foreign tax credit carryfowards for U.S. federal income tax purposes of $15.6 million which will begin to expire, if unused, in 2014. In addition, the Company has an alternative minimum tax credit carryforward of $0.6 million, which does not expire.

Deferred tax assets are recorded for net operating losses, tax credit carryforwards and temporary differences in the book and tax bases of assets and liabilities . The realization of these assets depends on the recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences or carryforwards are deductible. In assessing the need for a valuation allowance on the Company’s deferred tax assets, the Company considered whether it is more likely than not that some portion or all of them will not be realized.  The Company believes that the reversal of existing United States taxable temporary differences will support a portion of the existing deferred tax assets, but there is not sufficient additional positive evidence to support the remaining United States deferred tax assets.  During the third quarter of 2013, the Company concluded that the negative evidence relating to the realization of its U.S. deferred tax assets outweighed the positive evidence. As such, a valuation allowance of $6.5 million was recorded as of September 30, 2013 relating to beginning of year deferred tax assets. During the fourth quarter, no benefit was recorded for U.S. losses, which resulted in an increase in the valuation allowance of $6.9 million for the remaining net deferred tax assets.  As of December 31, 2013, the Company has a $13.4 million valuation allowance related to United States net deferred tax assets.  Additionally, as of December 31, 2013, there are $2.3 million foreign net operating losses, state net operating losses and foreign deferred tax assets that the Company does not believe are more likely than not to be realized.  As such, these deferred tax assets have a valuation allowance recorded against them.  In addition, due to uncertainty as to the ability to utilize foreign tax credits, the Company does not believe there is sufficient evidence to conclude it is more likely than not the foreign tax credits will be utilized.  As such, a valuation allowance has been recorded against the foreign tax credits in the amount of $15.7 million as of December 31, 2013.  The total valuation allowance on deferred tax assets totaled $31.4 million at December 31, 2013.

Undistributed retained earnings of the Company’s foreign subsidiaries amounted to approximately $25.6 million at December 31, 2013. Provision for U.S. federal income taxes has not been provided for these earnings as the Company considers them to be permanently reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred tax asset/liability, if any, for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable.

At December 31, 2013, the Company had no unrecognized tax benefits.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. During 2013, no interest or penalty amounts were recognized related to uncertain tax benefits.  The Company is subject to income tax in U.S. federal, state and foreign jurisdictions. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by tax authorities in years prior to 2009.

16. Employee Benefit Plans

The Company has a defined contribution employee benefit plan under which substantially all U.S. employees are eligible to participate. The Company matches a portion of the employees’ contributions. The Company contributed approximately $0.3 million, $0.4 million and $0.4 million to the plan during the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has an unfunded pension plan in the Europe Africa region covering four former employees who are currently receiving pension benefits. The accrued pension benefit obligations as of December 31, 2013 were approximately $1.3 million and these obligations are included as a component of other long-term liabilities. This pension plan was terminated in 1995 and no other employees are or will be eligible to receive pension benefits.

The Company has obligations in respect of severance payments to its employees in the Asia Pacific region upon retirement under labor law. The Company treats these severance payment obligations as a defined benefit plan and, as of December 31, 2013, the accrued benefit was approximately $0.3 million and is included as a component of accrued liabilities.

17. Concentration of Credit and Other Risks

Accounts receivable could potentially subject the Company to concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and may require customers to provide letters of credit to guarantee payments. During the years ended December 31, 2013, 2012 and 2011, no single customer accounted for 10% or more of net sales.

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

18. Commitments and Contingencies

Product Warranties and Insurance Coverage

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

The table below reflects a summary of activity of the Company’s operations for warranty obligations through December 31, 2013 (in thousands):

Balance at December 31, 2010	$2,802
Provision / changes in estimates	110
Payments	(687)
Balance at December 31, 2011	2,225
Provision / changes in estimates	(947)
Payments	(103)
Balance at December 31, 2012	1,175
Provision / changes in estimates	(375)
Payments	−
Balance at December 31, 2013	$800

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

Bonding – Bank Guarantees

The Company, in some direct sales and raw material acquisition situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date the Company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts. As of December 31, 2013, the Company had $6.3 million of bonds outstanding and $4.8 million of guarantees issued under its bank lines.

Litigation and Claims

The Company is a party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company believes it is not reasonably possible that resolution of these legal actions will, individually or in the aggregate, have a material adverse effect on their financial condition, results of operations or cash flows.

Operating Leases

The Company leases certain equipment through operating lease arrangements of varying terms. The following is a schedule of future minimum lease payments for operating leases as of December 31, 2013 (in thousands):

Year ending December 31,
2014	$638
2015	329
2016	240
2017	216
2018	216
Thereafter	1,377
$3,016

Annual rent expense under the terms of non-cancelable operating leases was less than 1% of consolidated sales during the years ended December 31, 2013, 2012 and 2011.

19. Related Party Transactions

Management Agreement with CHS Management IV LP

In connection with the 2004 acquisition of the Company by CHS, the Company and GEO Holdings entered into a management agreement with CHS Management IV LP (“CHS Management”) a limited partnership (1) of which CHS is the general partner and (2) which is the general partner of CHS IV. Pursuant to the management agreement, CHS Management provided certain financial and management consulting services to GEO Holdings and to the Company. In consideration of those services, the Company paid fees to CHS Management in an aggregate annual amount of $2.0 million payable in equal monthly installments. Under the management agreement, the Company paid and expensed $0.2 million and $2.1 million during the years ended December 31, 2012 and 2011, respectively. In connection with the Company’s IPO, the management agreement was terminated, and a fee of $3.0 million was paid and expensed during the year ended December 31, 2012. The amounts paid to CHS are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2013, there were no amounts payable to CHS under the terminated agreement.

20. Segment Information

The Company’s operating and external reporting segments are based on geographic regions, which is consistent with the basis of how management internally reports and evaluates financial information used to make operating decisions. The Company’s reportable segments are North America, Europe Africa, Asia Pacific, Latin America and Middle East.

Management evaluates performance and allocates resources based on sales and gross margin. The accounting policies of the reportable segments are the same as those described in Note 3 – Summary of Significant Accounting Policies.

The following tables present information about the results from continuing operations and assets of the Company’s reportable segments for the periods presented.

	Year ended December 31, 2013
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$174,888	$115,657	$78,007	$37,040	$12,060	$417,652
Intersegment sales	29,811	161	9,901	–	5,898	45,771
Total segment net sales	204,699	115,818	87,908	37,040	17,958	463,423
Gross profit	29,038	6,168	8,790	3,511	1,433	48,940
Gross margin	16.6%	5.3%	11.3%	9.5%	11.9%	11.7%
Segment assets	$136,030	$60,182	$79,145	$24,734	$19,748	$319,839

	Year ended December 31, 2012
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$185,893	$139,329	$97,233	$46,112	$8,077	$476,644
Intersegment sales	42,051	35	12,554	–	4,590	59,230
Total segment net sales	227,944	139,364	109,787	46,112	12,667	535,874
Gross profit	46,854	10,894	16,771	4,799	692	80,010
Gross margin	25.2%	7.8%	17.2%	10.4%	8.6%	16.8%
Segment assets	$229,272	$62,154	$66,283	$38,774	$16,705	$413,188

	Year ended December 31, 2011
	N. America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands)
Net sales to external customers	$205,015	$131,258	$74,287	$44,402	$9,489	$464,451
Intersegment sales	19,704	471	16,052	325	1,333	37,885
Total segment net sales	224,719	131,729	90,339	44,727	10,822	502,336
Gross profit	45,971	10,139	10,261	4,647	628	71,646
Gross margin	22.4%	7.7%	13.8%	10.5%	6.6%	15.4%
Segment assets	$193,937	$58,334	$41,659	$30,280	$11,017	$335,227

The following tables reconcile the segment information presented above to the consolidated financial information.

Sales

	Reconciliation to Consolidated Sales
	Year ended December 31,
	2013	2012	2011
	(in thousands)
Total segment net sales	$463,423	$535,874	$502,336
Intersegment sales	(45,771)	(59,230)	(37,885)
Consolidated net sales	$417,652	$476,644	$464,451

Assets

	Reconciliation to Consolidated Assets
	December 31,
	2013	2012
	(in thousands)
Total segment assets	$319,839	$413,188
Intersegment balances	(53,687)	(77,090)
Consolidated assets	$266,152	$336,098

Property, Plant and Equipment

	December 31,
	2013	2012
	(in thousands)
United States	$27,392	$36,315
Germany	6,851	8,349
United Kingdom	202	204
Thailand	14,276	12,722
China	16,520	1,564
Chile	2,528	3,084
Egypt	8,485	7,934
Total	$76,254	$70,172

Geographic Sales Information

The following table presents further geographic detail for sales. For purposes of this disclosure, sales are attributed to individual countries on the basis of the physical location and jurisdiction of the entity invoicing the customer for the sale.

	Year ended December 31,
	2013	2012	2011
	(in thousands)
United States	$142,211	$152,893	$164,409
Non-United States	32,677	33,000	40,606
North America	174,888	185,893	205,015
Europe Africa	115,657	139,329	131,258
Asia Pacific	78,007	97,233	74,287
Latin America	37,040	46,112	44,402
Middle East	12,060	8,077	9,489
Total sales	$417,652	$476,644	$464,451

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

The following table presents the net sales of each product category for the years presented:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Geomembranes	$311,210	$362,384	$352,224
Drainage	42,054	49,818	44,247
Geosynthetic clay liners	32,069	29,678	33,541
Nonwoven geotextiles	7,925	12,443	16,067
Specialty products	12,757	4,684	8,513
Other	11,637	17,637	9,859
Total sales	$417,652	$476,644	$464,451

21. Discontinued operations

The Company closed its manufacturing facility located in the United Kingdom, sold its interest in Bentoliner Canada, and exited the United States Installation business in 2010.  Additionally, the Company completed the exit from the synthetic turf business as of December 31, 2008.  For the years ended December 31, 2012, the Company recorded an after tax loss of $0.5 million related to discontinued operations.  For the year ended December 31, 2011, the Company recorded after tax income of $0.1 million related to discontinued operations.  At December 31, 2012, there were approximately $0.4 million in assets and $0.8 million in liabilities related to discontinued operations.

22. Quarterly Financial Data (Unaudited)

The following tables set forth certain historical unaudited consolidated quarterly statement of operations data for each of the eight quarters in the two years ended December 31, 2013.

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share data)

Net sales	$95,134	$108,201	$117,976	$96,341
Cost of products	81,877	94,992	104,281	87,562
Gross profit	13,257	13,209	13,695	8,779
Operating loss	(1,141)	(27,031)	(24,497)	(6,382)
Net loss	(2,447)	(33,893)	(35,822)	(12,364)
Basic EPS (1)	(0.12)	(1.69)	(1.77)	(0.61)
Diluted EPS (1)	(0.12)	(1.69)	(1.77)	(0.61)

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share data)

Net sales	$94,916	$139,168	$121,200	$121,360
Cost of products	80,528	114,958	100,150	100,998
Gross profit	14,388	24,210	21,050	20,362
Operating income (loss)	(6,492)	12,099	8,810	5,430
Net income (loss)	(12,766)	3,796	5,240	4,814
Basic EPS (1)	(0.82)	0.20	0.27	0.24
Diluted EPS (1)	(0.82)	0.19	0.26	0.24

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective, as discussed below.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

GSE Holding’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of GSE Holding; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of GSE Holding are being made only in accordance with authorizations of management and directors of GSE Holding; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of GSE Holding’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of GSE Holding’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded, as of such date, our internal control over financial reporting was not effective.

We did not maintain effective control over revenue recognition, specifically as it relates to cut-off.  This control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.  Accordingly, management has determined the control deficiency above constitutes a material weakness.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the performance of additional procedures by management, we believe the consolidated financial statements included in this report as of and for the periods ended December 31, 2013 are fairly stated in all material respects.

Plans for Remediation of Material Weakness

We have engaged in and are continuing to engage in efforts to improve our internal control over financial reporting.  We are continuing to modify our policies and procedures to ensure that revenue is recognized in the correct period and after title has transferred to the customer, in part due to assurance of clear communication between the shipping and finance departments, and clear understanding of product shipment status.

This annual report does not include an attestation report of our independent registered public accounting firm because we qualify as an emerging growth company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director Biographies and Qualifications

Our Board of Directors is currently set at six directors.  Each director is elected annually to serve until the next annual meeting or until his successor is elected and qualified or until his earlier death, resignation or removal.  There are no family relationships among our executive group and directors.

The biographies of each of our company’s directors contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board to determine that the person should serve as a director.

Robert C. Griffin Director since 2011 Age 66
Mr. Griffin became a director in June 2011 and is currently our Chairman of the Board. His career spans over 25 years in the financial sector. Most recently Mr. Griffin was Head of Investment Banking Americas and Management Committee Member for Barclays Capital from 2000 until his retirement in 2002. Prior to joining Barclays, from 1998 to 2000, Mr. Griffin worked for Banc of America Securities LLC as Global Head of Financial Sponsor Coverage and a member of the Montgomery Securities Subsidiary Management Committee. From 1997 to 1998, Mr. Griffin served as Group Executive Vice President for Bank of America and a member of its Senior Management Committee. Mr. Griffin currently serves as a director of Builders FirstSource, Inc. (NASDAQ: BLDR) where he is Chairman of the Audit Committee and was Chairman of their Special Committee in 2009. Mr. Griffin also currently serves as a director of Commercial Vehicle Group, Inc. (NASDAQ: CVGI) where he is Chairman of the Audit Committee and was previously Chairman of the Nominating and Corporate Governance Committee. Mr. Griffin also currently serves as a director of JGWPT Holdings, Inc. (NYSE: JGW) where he is Chairman of the Audit Committee. From February 2008 until its sale in December 2009, Mr. Griffin served as a director of Sunair Services Corporation where he was a member of the Audit Committee and Chairman of their Special Committee. Mr. Griffin brings strong financial and management expertise to our Board through his experience as an officer and director of a public company, service on other boards and his senior leadership tenure within the financial industry.

Michael G. Evans Director since 2004 Age 59
Mr. Evans became a director in 2004. Mr. Evans currently serves as President and Chief Executive Officer of the Waddington Group, Inc., a designer and manufacturer of plastic disposable tableware and packaging, and has served in this position since 1995. In July 2000, the U.K. parent company of John Waddington Ltd., a U.K. public company, divested its North American business operations, which included what is now the Waddington Group Inc. From 1978 until the 2000 divestiture, Mr. Evans served in various capacities for John Waddington Ltd. in the U.K. and the United States, including as a director of John Waddington Ltd. from 1996 through 2000.

Marcus J. George Director since 2004 Age 44
Mr. George became a director in 2004. Mr. George joined CHS, a private equity investment firm, in 1997 and was promoted to Partner in 2007. Prior to CHS, Mr. George was employed by Heller Financial, Inc. in the Corporate Finance Group. He also worked for KPMG. Mr. George brings to the Board of Directors substantial experience in private equity investments focused on infrastructure and industrial products. He holds a Bachelor of Business Administration from the University of Notre Dame and a Masters of Business Administration from the University of Chicago. Mr. George serves on the Board of Directors of Thermon Group Holdings, Inc. (NYSE: THR) and Dura-Line Holdings, Inc., and has served as a director of Waddington North America, Inc.

Richard E. Goodrich Director since 2004 Age 70
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

Charles A. Sorrentino President and Chief Executive Officer Director since 2011 Age 69
Mr. Sorrentino was named our Interim President and Chief Executive Officer in July 2013 and in November 2013, he was named permanent President and Chief Executive Officer.  Mr. Sorrentino became a director in June 2011. Prior to joining GSE, he served as President and Chief Executive Officer of Houston Wire & Cable Company (NASDAQ: HWCC), a distributor of electrical wire and cable and related services, from 1998 until his retirement in December 2011. Prior to joining Houston Wire & Cable Company, from 1994 to 1998, Mr. Sorrentino served as President of Pameco Corporation (NYSE: PCN), a national heating, ventilation, air conditioning and refrigeration distributor. Pameco, a $600 million distributor, was listed on the NYSE following an initial public offering in 1997 and was later merged into a larger company. Prior to working with Pameco, Mr. Sorrentino served with PepsiCo, Inc. (NYSE: PEP) for nine years. During this time, he held a variety of positions, including Subsidiary President, Division Vice President and Region Vice President. After completing college, Mr. Sorrentino served twelve years with United Technologies (Sundstrand Corporation) (NYSE: UTX), a manufacturer of industrial, heating and air conditioning components in a variety of engineering, sales, marketing and executive management functions. Mr. Sorrentino is an independent director and non-executive Chairman of the Board of Directors of Thermon Group Holdings (NYSE: THR). Mr. Sorrentino has served as an executive of several large manufacturing companies and brings a diversity of both public and privately held company experience to the Board of Directors. Mr. Sorrentino earned a Masters of Business Administration from the University of Chicago and a Bachelor of Science in Mechanical Engineering from Southern Illinois University. Mr. Sorrentino also served in the United States Marine Corps.

Craig A. Steinke Director since 2012 Age 57
Mr. Steinke became a director in 2012 and he currently serves as the Chairman of the Compensation Committee.  Mr. Steinke served as President and Chief Executive Officer of Eagle Family Foods, Inc., a manufacturer and marketer of consumer food products, from 1998 to 2007 and as President and Chief Executive Officer of GPX International Corporation, a manufacturer and distributor of industrial tires, from 2007 to 2010.  Since 2006, Mr. Steinke has served as a director of Builders FirstSource, Inc. (NASDAQ: BLDR) where he serves on the Audit Committee and as Chairman of the Nominating Committee.  Mr. Steinke also serves as a director of various private manufacturing organizations, and since 2007 he has served as a corporate advisor, providing strategic and operational development for selected organizations, with a focus in the manufacturing sector. Mr. Steinke is currently an operating partner at Sterling Investment Partners, a private equity investment organization. Mr. Steinke worked in public accounting for nine years with Arthur Andersen and Company and is a certified public accountant (non-active).

Executive Officers

Our executive officers are elected by the Board annually to hold office until their successors are elected and qualified.

Charles A. Sorrentino President, Chief Executive Officer and Director Age 69	For biographical information for Charles A. Sorrentino, see “Director Biographies and Qualifications” above.

Daniel C. Storey Senior Vice President and Chief Financial Officer Age 44
Mr. Storey joined GSE in May 2013 as the Chief Accounting Officer.  In November 2013, Mr. Storey was appointed Senior Vice President, Chief Financial Officer. Mr. Storey is responsible for leading all financial aspects of our company including financial reporting, and accounting operations worldwide.  Prior to joining our company, Mr. Storey, was a Senior Finance Director at Hewlett-Packard Company (“HP”), a global provider of products, technologies, software, solutions and services.  While at HP from 1999 to 2013, Mr. Storey held a number of finance leadership roles including Senior Finance Director – Americas Software Controller where he was responsible for all aspects of finance leadership and support of the Americas Software business, including accounting, strategic planning, forecasting and analysis.  Prior to that role, Mr. Storey was the Senior Finance Director – US Controller where he was responsible for ensuring the accuracy of the US financial statements, driving a strong control environment and providing oversight of US accounting.  Prior to joining HP, Mr. Storey was Manager of Financial and Tax Reporting at Cliffs Drilling Company, an oilfield services company, from 1996 to 1999.  Prior to Cliffs Drilling Company, Mr. Storey was a public accountant at Ernst & Young from 1994 to 1996. Mr. Storey earned a Bachelor of Business Administration and Masters in Professional Accounting from the University of Texas at Austin and is a Certified Public Accountant in the State of Texas.

Peter R. McCourt President, International Division Age 54
Mr. McCourt, President, International Division, joined GSE in July 2010.  In this role, Mr. McCourt has profit and loss responsibility for our international operations other than South America.  Prior to be appointed President, International Division in September 2013, Mr. McCourt served as our Executive Vice President of Global Sales and Marketing. Mr. McCourt has spent over 20 years in international sales and marketing leadership roles.  Prior to joining GSE, Mr. McCourt was a Vice President of Sales for ERICO International Corporation, a manufacturer of engineered products designed for diverse niche applications in the electrical, mechanical, commercial and industrial, rail and utility markets, located in Solon, Ohio from 2001 to 2010.  In his role at ERICO, Mr. McCourt was responsible for global sales of a line of electrical and fastening products for electrical, data-communications and construction industries.  Prior to joining ERICO, he was at the Hilti Corporation, a manufacturer of products for construction professionals, located in Schaan, Liechtenstein from 1988 to 2001, where he held several major positions, including President and General Manager, Director of Sales, Director of Marketing and Product Manager and Regional Sales Manager. Mr. McCourt earned a Higher National Certificate in mechanical engineering from Kilmarnock Technical College and a marine engineering first class certificate from Glasgow College of Nautical Studies.

Jeffery D. Nigh Executive Vice President of Global Operations Age 51
Mr. Nigh joined GSE as Executive Vice President of Global Operations in October 2010. Mr. Nigh is responsible for leading all manufacturing, logistics and purchasing activities worldwide.  Prior to joining GSE, Mr. Nigh was the President of the Basic Bedding Division of Spring Industries, Inc., a manufacturer of textile home furnishings, from 1999 to 2010.  While at Spring Industries, Mr. Nigh held several other senior roles, including Vice President of global Bedding business, Executive Vice President of global supply chain and Asian sourcing, President of Utility Bedding and President of Springs Renewables LLC.  Previously, Mr. Nigh worked as a consultant at the international consulting firm of McKinsey & Company in Atlanta from 1997 to 1999 and in various positions at Union Camp Corporation from 1984 to 1996. Mr. Nigh earned a Bachelor of Science degree in Chemical Engineering from Georgia Institute of Technology and a Master of Business Management degree from Harvard Business School.

L. Gregg Taylor Vice President, Treasurer, Financial Planning & Analysis Age 54
Mr. Taylor joined GSE as Chief Accounting Officer in 2010. In May 2013, he became Vice President, Treasurer, Financial Planning & Analysis. In this role, Mr. Taylor is responsible for leading the treasury function and for performance analysis. Before joining GSE, Mr. Taylor was a business consultant at Alvarez & Marsal Business Consulting LLC, a global professional consulting firm, from 2006 to 2010. Previously, Mr. Taylor was a consultant with Accenture, a global management consulting, technology services and outsourcing company where he held Senior Director and Partner positions from 1995 – 2006. Prior to consulting, Mr. Taylor held various positions including Accounting Director, Regional Controller and Divisional Controller at Fox Meyer Drug Co., a pharmaceutical distributor, from 1985-1995. Mr. Taylor earned a Bachelor of Business Administration degree with a major in Accounting from the University of Texas at Arlington and is a Certified Public Accountant (currently inactive) in the State of Texas.

Audit Committee

Our Audit Committee consists of Messrs. Goodrich (Chairman), Evans and Steinke. Our Board of Directors has affirmatively determined that Mr. Goodrich is an audit committee financial expert under the SEC rules and that Messrs. Goodrich, Evans and Steinke are independent under Rule 10A-3(b)(1) under the Exchange Act and as that term is defined in the listing standards of the NYSE.

Our Audit Committee provides assistance to our Board of Directors in fulfilling their oversight responsibility to the shareholders, potential shareholders and investment community relating to (1) our financial reporting process; (2) the quality and integrity of our financial statements; (3) our systems of internal accounting and financial controls; (4) the performance of our internal audit function and independent registered public auditors; (5) the independent registered public auditor’s qualifications and independence; and (6) our compliance with legal and regulatory requirements.

Our Board of Directors has adopted a written charter for the Audit Committee which is available on our website at www.gseworld.com.

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to each employee, and each employee of our subsidiaries, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is available on our website at www.gseworld.com. Any amendments to, or waivers from, any provision of the Code of Ethics (to the extent applicable to our principal executive officer, principal financial officer and principal accounting officer) will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to provide us copies of these reports. Based solely on representations and information provided to us by the persons required to make such filings, we believe that, during 2013, our directors, executive officers and 10% shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes the compensation arrangements we have with our senior officers, whom we refer to as our “named executive officers,” or NEOs. Our NEOs for fiscal 2013 were:

Name	Title
Charles A. Sorrentino(1)	President, Chief Executive Officer and Director
Daniel C. Storey(2)	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Peter R. McCourt	President, International Division
Jeffery D. Nigh	Executive Vice President of Global Operations
L. Gregg Taylor	Vice President, Treasurer, Financial Planning & Analysis
Mark C. Arnold(3)	Former President, Chief Executive Officer and Director
J. Michael Kirksey(4)	Former Executive Vice President and Chief Financial Officer
____________________
(1)
Mr. Sorrentino was named the Interim President and Chief Executive Officer of our company on July 1, 2013 and effective November 5, 2013, he was named the permanent President and Chief Executive Officer.

(2)	Mr. Storey joined our company as Vice President and Chief Accounting Officer on May 13, 2013. Effective November 15, 2013, Mr. Storey was named Senior Vice President, Chief Financial Officer.

(3)	Mr. Arnold served as the President and Chief Executive Officer of our company until July 1, 2013.

(4)	Mr. Kirksey served as our company’s Executive Vice President and Chief Financial Officer from January 7, 2013 to November 15, 2013.

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

Determining Executive Compensation

The Compensation Committee annually evaluates the performance of our NEOs. The Compensation Committee meets with our Chief Executive Officer to review each of the other NEOs’ performance and to discuss compensation recommendations for the other NEOs. Based upon the recommendations from our Chief Executive Officer and in accordance with the compensation objectives and policies described in this compensation discussion and analysis, the Compensation Committee approves the annual compensation packages of our NEOs other than our Chief Executive Officer, which includes base salary, cash performance awards and grants of long-term equity incentive awards as described below. The Compensation Committee evaluates the performance of our Chief Executive Officer (without the participation of our Chief Executive Officer) and determines appropriate base salary, cash performance awards and grants of long-term equity incentive awards based on this evaluation.

The Compensation Committee did not utilize the services of a compensation consultant in 2013. In 2012, the Compensation Committee retained Longnecker & Associates (“Longnecker”), a nationally known compensation consulting firm, to:

•	develop an appropriate peer group based upon market capitalization and revenue in the plastic and rubber manufacturing industry;

•	review the total cash compensation (base salary and annual incentives) for our NEOs;

•
assess the competitiveness of executive compensation, based on market capitalization and revenue, as compared to the approved 2012 peer group and published survey companies in the plastic and rubber manufacturing industry; and

•	provide conclusions and recommended considerations for the current total cash compensation packages which balance the need for competitive compensation with internal fiscal responsibility.

Following discussions with the Compensation Committee and management, Longnecker established a comparator group consisting of the following companies: Innophos Holdings, Inc.; Tredegar Corporation; Myers Industries, Inc.; Handy and Harman Ltd; Quaker Chemical Corp.; Aceto Corporation; Raven Industries; Landec Corporation; Core Molding Technologies, Inc.; Thermon Group Holdings, Inc.; and UFP Technologies, Inc.  The Compensation Committee selected the comparator group companies because they are similar in size as the company and compete in the same industry.

In addition to publicly available proxy statement information for the comparator group companies, Longnecker procured market compensation data from published survey sources utilizing companies that operate in the plastic and rubber manufacturing industry based upon GSE’s size.  Those published survey sources included (i) Economic Research Institute, 2012 ERI Executive Compensation Assessor, (ii) Towers Watson, 2011/2012 Top Management Compensation – Compensation Calculator, (iii) Mercer, Inc., 2011 US General Benchmark, and (iv) WorldatWork, 2010/2011 Total Salary Increase Budget Survey.

Using a weighted average of 50% for the comparator group data and 50% for the four published survey sources, Longnecker then calculated market consensus data for each NEO position by “matching” each of our NEO positions, based on Longnecker’s understanding of the position’s primary duties and responsibilities, to a similar position within Longnecker’s market consensus data.

The Longnecker study recommended the total cash target (base salary plus annual incentive target) for the NEOs be set at just below the 50th percentile.

Elements of Compensation

Our current executive compensation program consists of the following components:

•	base salary;

•	performance-based cash incentive awards;

•	long-term equity incentives;

•	post-employment benefits; and

•	other benefits and perquisites.

Historically, base salary and the annual cash incentive bonus have been the most significant elements of our executive compensation program. We expected that long-term equity-based compensation will continue to be an important element of our executives’ total compensation. These elements, on an aggregate basis, are intended to substantially satisfy the overall objectives of our executive compensation program. Typically, we have established each of these elements of compensation at the same time to enable the Compensation Committee to simultaneously consider all of the significant elements of compensation and their impact on total compensation. We strive to achieve an appropriate mix between the various elements of our executive compensation program to meet our compensation objectives and philosophy; however, we do not apply any rigid allocation formula in setting our executive compensation, and we may make adjustments to this approach after giving due consideration to prevailing circumstances.

Base Salary

The base salary element of our executive compensation program provides a minimum, fixed level of cash compensation for the named executive officers to compensate them for services rendered during the fiscal year and is intended to attract and retain highly qualified executives. Base salary amounts are established at the time we hire an executive. Historically, these amounts have been highly individualized, resulting from arms-length negotiations, and have been based on our financial condition and available resources, our need for that particular position to be filled, the existing internal compensation structure for each position and the competitive market for corresponding positions within our industry. The Compensation Committee reviews each executive’s base salary on an annual basis, considering the executive’s scope of responsibility, individual performance and experience, business performance and our overall market competitiveness. The Compensation Committee also monitors the impact base salary increases have on the other elements of our compensation program, including the annual cash incentive bonus, which is determined as a percentage of base salary, long-term equity incentives and total compensation.

The base salary of each of our NEOs was set by our Board of Directors and is set forth in each of the NEOs offer letter or employment agreement. See “–Employment Agreements” below.

Base salaries for our NEOs in 2013 were as follows:

Name	2013 Base Salary
Charles A. Sorrentino(1)	$625,000
Daniel C. Storey(2)	$240,000
Peter R. McCourt	$290,000
Jeffery D. Nigh	$290,000
L. Gregg Taylor	$225,000
Mark C. Arnold(3)	$490,000
J. Michael Kirksey(4)	$360,000
___________________
(1)
Mr. Sorrentino’s base salary was set at $625,000 when he was named the permanent President and Chief Executive Officer on November 5, 2013.  See “Employment Agreement-Charles A. Sorrentino” below for a description of Mr. Sorrentino’s compensation during the period of time he served as Interim President and Chief Executive Officer from July 1, 2013 to November 5, 2013.

(2)
Mr. Storey joined our company as Vice President and Chief Accounting Officer on May 13, 2013 with a base salary of $205,000.  On November 15, 2013, Mr. Storey became our company’s Senior Vice President, Chief Financial Officer at a base salary of $240,000.

(3)	Mr. Arnold served as our company’s President and Chief Executive Officer until July 1, 2013.

(4)	Mr. Kirksey served as our company’s Chief Financial Officer from January 7, 2013 to November 15, 2013.

Performance-Based Cash Incentive Awards

Our performance-based cash incentive awards are designed to support our current business needs and drive consistent focus throughout the year by aligning the compensation of our NEOs with our short-term operational and performance goals. NEOs are eligible to receive such awards upon the attainment of pre-established objective financial goals. This element of our executive compensation program is intended to motivate executives to work effectively to achieve these objectives and reward them when the results are certified.

The financial targets and overall design of the performance-based cash incentive awards for executives generally mirror the annual incentive compensation program for all other eligible, salaried employees. The Compensation Committee annually assigns each executive a target award as a percentage of salary. Performance-based cash incentive awards are based on GSE’s and the executive’s achievement of the pre-established company goals. Performance-based cash incentive awards are made pursuant to company objectives (such as Adjusted EBITDA and other financial goals). The pre-established financial goals for 2013 were based upon Adjusted EBITDA, gross profit as a percentage of revenue, and net working capital as a percentage of revenue. “Adjusted EBITDA” represents net income or loss before interest expense, income tax expense, depreciation and amortization of intangibles, change in the fair value of derivatives, loss (gain) on foreign currency transactions, restructuring expenses, extraordinary and non-recurring professional fees, stock-based compensation expense, loss (gain) on asset sales.  Adjusted EBITDA is a non-GAAP measure specific to GSE’s performance-based cash incentive awards and may not be comparable to other similarly titled measures of other companies.

The target performance-based cash incentive award opportunity for each eligible executive was set as a percentage of base salary. For 2013, the amount of performance-based cash incentive awards for participating executives ranged from zero to double their incentive target as set forth in the table below, based upon the extent to which the pre-established performance goals were achieved or exceeded. The threshold, target and maximum annual performance bonus payout opportunities of our NEOs for 2013 are set forth in the table below.

	2013
	Performance-based cash incentive award structure
Name	Threshold Payout as Percentage of Base Salary	Target Payout as Percentage of Base Salary	Maximum Payout as Percentage of Base Salary	Actual 2013 Bonus Payout
Charles A. Sorrentino(1)	0%	100%	200%	$0
Daniel. C. Storey	0%	40%	80%	$0
Peter R. McCourt	0%	50%	100%	$0
Jeffery D. Nigh	0%	50%	100%	$0
L. Gregg Taylor	0%	30%	60%	$0
Mark C. Arnold(2)	0%	80%	160%	$0
J. Michael Kirksey(3)	0%	50%	100%	$0

(1)	Mr. Sorrentino became the Interim President and Chief Executive Officer of our company on July 1, 2013 and the permanent President and Chief Executive Officer on November 5, 2013.

(2)	Mr. Arnold served as the President and Chief Executive of our company until July 1, 2013.

(3)	Mr. Kirksey served as our company’s Executive Vice President and Chief Financial Officer from January 7, 2013 to November 15, 2013.

Performance Goal	Weighting	Goal for Threshold Payout	Goal for Target Payout	Goal for Maximum Payout	Actual Achieved
Adjusted EBITDA	70%	$41.1 million	$51.7 million	$53.0 million	$15.9 million
Gross Profit Percentage	15%	16.3%	16.3%	16.3%	11.7%
Net Working Capital as % of Revenue	15%	25%	24%	23%	28%

Performance–based cash incentive awards were not paid for 2013 as the performance goals listed above were not achieved.

Long-Term Equity Incentives

The long-term equity incentive component of our executive compensation plan is intended to align the long-term interests of management with those of our shareholders and incentivize them to manage our business to meet our long-term business goals and create sustainable long-term stockholder value.

We adopted the 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”) in connection with our IPO. The 2011 Plan allows for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock-based awards. Directors, officers and other associates of us and our subsidiaries, as well as others performing consulting or advisory services for us, are eligible for grants under the 2011 Plan. Currently, the Compensation Committee may award stock options pursuant to the 2004 Stock Option Plan and the 2011 Plan.

On January 1, 2011, the Compensation Committee granted options to purchase 36,210 shares of our common stock to Mr. Taylor with an exercise price of $5.11 per share, which options were fully vested upon issuance.

On May 14, 2012, the Compensation Committee granted restricted stock to our NEOs, consisting of (i) 5,600 shares to Mr. McCourt, (iii) 5,600 shares to Mr. Nigh, (iii) 4,400 shares to Mr. Taylor, and (iv) 23,750 shares to Mr. Arnold.  These restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date so long as the recipient is still employed by us. Mr. Arnold forfeited all unvested restricted stock after he left our company in July 2013.

The Compensation Committee also granted options to purchase shares of our common stock to our NEOs on May 14, 2012, in the following amounts: (i) 16,800 options to Mr. McCourt, (ii) 16,800 options to Mr. Nigh, (iii) 13,200 options to Mr. Taylor, and (iv) 71,250 options to Mr. Arnold. These stock options have an exercise price of $11.57 per share, and vest in three equal installments on the first, second and third anniversaries of the grant date so long as the recipient is still employed by us. Mr. Arnold forfeited all vested and unvested stock options after he left our company in July 2013.

On May 14, 2013, the Compensation Committee granted restricted stock to some of our NEOs, consisting of (i) 10,402 shares to Mr. McCourt, (ii) 10,402 shares to Mr. Nigh, (iii) 8,070 shares to Mr. Taylor, and (iv) 46,180 shares to Mr. Arnold  These restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date so long as the recipient is still employed by us. Mr. Arnold forfeited all unvested restricted stock when he left our company in July 2013.

Also on May 14, 2013, the Compensation Committee granted stock options to some of our NEOs, consisting of (i) 31,206 options to Mr. McCourt, (iii) 31,206 options to Mr. Nigh, (iii) 24,210 options to Mr. Taylor, and (iv) 138,540 options to Mr. Arnold. These stock options have an exercise price of $6.97 per share, and vest in three equal installments on the first, second and third anniversaries of the grant date so long as the recipient is still employed by our company. Mr. Arnold forfeited all unvested stock options when he left our company in July 2013.

When our Board of Directors appointed Mr. Sorrentino our Interim President and Chief Executive Officer on July 1, 2013, Mr. Sorrentino was granted 25,000 stock options with an exercise price of $5.64 per share, and such options vested when Mr. Sorrentino was named the permanent President and Chief Executive Officer on November 5, 2013.

On November 5, 2013, our Board of Directors granted to Mr. Sorrentino 300,000 restricted stock units (“RSUs”) that will vest on December 31, 2014. These RSUs will be settled in common stock on December 31, 2014.

As of December 31, 2013, options to purchase 865,338 shares of common stock were outstanding under the 2004 Stock Option Plan and options to purchase 478,108 shares of common stock remained available for issuance.

As of December 31, 2013, options to purchase 137,600 shares of common stock were outstanding under the 2011 Plan and 1930,404 shares remained available for future issuance under the 2011 Plan.

Bonus Letter Agreements

In connection with the consummation of our IPO in February 2012, we issued an aggregate of 458,467 shares of our common stock and paid an aggregate of $2.2 million cash to Messrs. McCourt, Nigh, Taylor and Arnold as well as our former Chief Financial Officer, William Lacey, pursuant to bonus letter agreements, consisting of (i) 62,518 shares and $303,000 of cash to Mr. McCourt, (ii) 62,518 shares and $303,000 of cash to Mr. Nigh, (iii) 20,840 shares and $101,000 of cash to Mr. Taylor, (iv) 250,073 shares and $1.2 million of cash to Mr. Arnold, and (iv)  62,518 shares and $303,000 of cash to Mr. Lacey.  The bonus letter agreements expired after all such payments were made in February 2012.

Key Employee Incentive Plan

Effective as of February 12, 2014, our Board of Directors approved an incentive plan (the “Incentive Plan”) for all officers (other than Mr. Sorrentino) designed to preserve and enhance our financial condition and to sell the company as required by our credit agreements. We formulated the Incentive Plan based on advice from Alvarez & Marsal and Kirkland & Ellis LLP, our advisors.

The Incentive Plan provides an opportunity to earn a “bonus” upon the closing of a sale of the company or in the event of a recapitalization of the company. In the case of a sale or recapitalization, a participant’s bonus amount will be 98% of the mid-point of the officer’s standard annual short term incentive bonus opportunity.  For example, if an officer has a base salary of $200,000 and a standard annual short term incentive bonus opportunity of 30% - 60% of base salary, the midpoint would be 45% of $200,000.  The target bonus for such officer in the event of a sale or recapitalization would be 98% of the product of (i) 0.45, and (ii) $200,000 for a total of $88,200.

The participants have an opportunity to earn an additional bonus equal to one third of the target bonus under certain circumstances. The target bonus amounts for the named executive officers range from 44% to 73% of such officers’ base salaries.

Bonuses under the Incentive Plan will be paid in cash lump sums at the time the sale or a recapitalization is completed.  A participant will forfeit any bonus under the Incentive Plan in the event the participant’s employment is voluntarily terminated by the participant or terminated by the company for cause.

The Incentive Plan has an estimated cost ranging from $1.0 million to $1.3 million. It is not anticipated that any other cash incentive bonuses for fiscal years 2013 or 2014 will be paid to any named executive officer other than pursuant to the Incentive Plan.

Post-Employment Benefits

We do not sponsor a defined benefit retirement plan as we do not believe that such a plan best serves the needs of our associates or the business at this time.

NEOs can, however, participate in the Gundle/SLT Environmental, Inc. 401(k) Plan. Employee contributions can range from 1% to 60% of eligible compensation as prescribed by law. Employees over 50 years old may contribute an additional amount as prescribed by law. Until September 2013, we matched the first 3% of employee contributions dollar-for-dollar and the next 2% at $0.50 on the dollar. While our employees, including our NEOs, may contribute to the 401(k) Plan, we are not currently matching such contributions.

Change of Control Severance Arrangements

We have entered into change of control severance agreements with our NEOs, which provide for the payment of severance and other post-termination benefits depending on the nature of the termination, including severance payments in the event of a termination without cause or following a “change in control.” The Compensation Committee believes that the terms and conditions of these agreements are reasonable and assist in retaining the skilled executives needed to achieve our objectives. Information regarding the specific payments that are applicable to each termination event is provided under the heading “–Employment Agreements” and “–Potential Benefits Upon Termination or Change in Control” below.

Other Benefits and Perquisites

As employees of GSE, the NEOs are eligible to participate in a basic level of life insurance, disability insurance, and a basic level of accidental death and disability plans at no cost to the executive. They also participate in the health, dental and disability insurance plans provided to all of our employees. See “Summary Compensation Table” below for additional information. NEOs also are eligible for annual paid time off, holidays and bereavement days provided to all of our employees. As discussed under “–Employment Agreements” below, certain executives are entitled to car allowances, executive wellness programs and other benefits.

Impact of Sale Process on Outstanding Equity and Equity Awards

As described above, we are undergoing a sale process mandated by our senior lenders.  There is a high likelihood that any sale that takes place will be accomplished through a court-supervised bankruptcy process.  There is a high likelihood that any court-supervised sale process will result in the cancellation of all of our common stock for no value.  Accordingly, it is likely that all the value of all accumulated equity and equity based awards held by our executives will be eliminated as a result of that process.  Certain executives will be eligible for awards under the Incentive Plan and any further compensation programs that may be permitted under the court-supervised bankruptcy process.

Accounting and Tax Considerations

In determining which elements of compensation are to be paid, and how they are weighted, we also take into account whether a particular form of compensation will be deductible under Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) generally limits the deductibility of compensation paid to our NEOs to $1.0 million during any fiscal year unless such compensation is “performance-based” under Section 162(m). However, under a Section 162(m) transition rule for compensation plans or agreements of corporations which are privately held and which become publicly held in an initial public offering, compensation paid under a plan or agreement that existed prior to the initial public offering will not be subject to Section 162(m) until the earliest of (1) the expiration of the plan or agreement, (2) a material modification of the plan or agreement, (3) the issuance of all employer stock and other compensation that has been allocated under the plan, or (4) the first meeting of shareholders at which directors are to be elected that occurs after the close of the third calendar year following the year of the initial public offering (the “Transition Date”). After the Transition Date, rights or awards granted under the plan, other than options and stock appreciation rights, will not qualify as “performance-based compensation” for purposes of Section 162(m) unless such rights or awards are granted or vest upon pre-established objective performance goals, the material terms of which are disclosed to and approved by our shareholders.

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

•
with each increase in executive pay level, proportionately greater award opportunity derived from the long-term incentive program compared to the annual incentive plan, creating a greater focus on sustained company performance over time; and

•	the application of an annual incentive metric that aligns employees against shareholders’ objectives of increasing Adjusted EBITDA balanced with qualitative individual performance goals.

In light of these features of our compensation programs, the Board concluded that the risks arising from our employee compensation policies and practices are not reasonably likely to have a material adverse effect on us.

Compensation Committee Interlocks and Insider Participation

Decisions on executive compensation for 2013 were made by our Compensation Committee, based upon the recommendations of the Chief Executive Officer with respect to the other executives. The Compensation Committee currently consists of Messrs. Steinke (Chairman), Evans, Goodrich and Griffin. Mr. Sorrentino served on the Compensation Committee during 2013 until his appointment as President and Chief Effective Officer on July 1, 2013, at which time he ceased to serve on the Compensation Committee.

No member of the Committee was an officer or employee of our company or had any relationship with us that is required to be disclosed as a Compensation Committee Interlock as described in Item 407(e)(4) of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Board of Directors

Craig A. Steinke (Chairman)
Michael G. Evans
Richard E. Goodrich
Robert C. Griffin

This report of the Compensation Committee is not deemed to be soliciting material or to be filed with the SEC or subject to the SEC's proxy rules or the liabilities of Section 18 of the Exchange Act, and the report will not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act or the Exchange Act.

Summary Compensation Table

The following Summary Compensation Table shows the compensation earned by our NEOs during fiscal 2011, fiscal 2012 and fiscal 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock awards ($)(1)		Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(4)	Total ($)
Charles A. Sorrentino(2)	2013	592,381	–		948,000	(5)	25,232	–	–	4,247	1,569,860
President, Chief Executive Officer	2012	–	–		–		–	–	–	–	–
	2011	–	–		–		–	–	–	–	–

Daniel C. Storey(2)	2013	114,865			48,440		–		–	9,648	172,953
Senior Vice President and Chief Financial Officer	2012	–	–		–		–	–	–	–	–
	2011	–	–		–		–	–	–	–	–

Peter R. McCourt	2013	290,000			72,502		77,512	–	–	18,169	458,183
President, International Division	2012	280,000	302,975	(3)	622,582		60,315	46,895	–	319,265	1,632,032
	2011	240,000	–		–		–	144,000	–	39,748	423,748

Jeffery D. Nigh	2013	290,000			72,502		77,512	–	–	52,299	492,313
Executive Vice President of Global Operations	2012	280,000	302,975	(3)	622,582		60,315	44,095	–	241,115	1,551,082
	2011	250,000	–		–		–	147,000	–	20,501	417,501

L. Gregg Taylor	2013	225,000	–		56,247		60,135	–	–	24,190	365,572
Vice President, Treasurer, Financial Planning & Analysis	2012	220,000	100,992		234,640		47,390	36,917	–	29,089	669,028
	2011	208,750	–		–		23,500	81,000	–	20,775	334,025

Mark C. Arnold	2013	257,500	–		321,875		344,120	–	–	269,460	1,192,955
Former President, Chief Executive Officer	2012	483,750	1,211,902	(3)	2,504,782		255,799	141,320	–	93,053	4,690,606
	2011	440,000	–		–		–	528,000	–	40,803	1,008,803

J. Michal Kirksey	2013	309,692	–		90,000		96,216	–	–	77,546	573,454
Former Executive Vice President, Chief Financial Officer	2012	–	–		–		–	–	–	–	–
	2011	–	–		–		–	–	–	–	–
___________________
(1)
The amounts reported in these columns reflect the aggregate grant date fair value of stock and option awards granted to the NEO during fiscal years 2011, 2012 and 2013, computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718 “Stock Compensation.” The amounts for grants reflect the calculated value of such awards on the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the NEOs. For accounting purposes, we use the Black-Scholes option pricing model to calculate the grant date fair value of stock options. See the “Grants of Plan-Based Awards” table for information regarding stock option awards to the NEOs during fiscal year 2012.

(2)
Mr. Sorrentino was appointed Interim President and Chief Executive Officer in July 2013 and in November 2013, and he was appointed permanent President and Chief Executive Officer. Compensation in this table reflects only compensation he received as an employee of our company after his employment commenced July 1, 2013. For information about Mr. Sorrentino’s compensation as a director prior to his employment with the company, see “Non-Employee Director Compensation and Benefits–Director Compensation.” Mr. Storey joined our company as Vice President and Chief Accounting Officer on May 13, 2013 with a base salary of $205,000.  On November 15, 2013, Mr. Storey became our company’s Senior Vice President, Chief Financial Officer at a base salary of $240,000. Mr. Storey’s base salary was prorated to account for his date of hire.

(3)
These amounts reflect the cash portion of the IPO sale bonuses paid in February 2012 pursuant to the bonus letter agreements we had with our NEOs.  For a further description of such sale bonus awards, refer to “Bonus Letter Agreements.”

(4)	For a breakdown of these amounts, refer to the table under the heading “All Other Compensation”.

(5)	This amount reflects the fair value of 300,000 restricted stock units granted to Mr. Sorrentino on November 4, 2013.

All Other Compensation

Name	Year	Health, Life and Disability Benefits ($)(A)	Relocation Expenses and Rental of Living Quarters ($)(B)	Company- Paid Personal Traveling Expenses ($)(C)	Gross Up for Taxes ($)(D)	Car Allowance ($)(E)	Company Contributions to 401(k) ($)(F)	Miscellaneous ($)(G)	Severance or Consulting Fees ($)(H)	Totals ($)
Charles A. Sorrentino	2013	4,247	–	–	–	–	–	–	–	4,247
	2012	–	–	–	–	–	–	–	–	–
	2011	–	–	–	–	–	–	–	–	–
Daniel C. Storey	2013	9,648	–	–	–	–	–	–	–	9,648
	2012	–	–	–	–	–	–	–	–	–
	2011	–	–	–	–	–	–	–	–	–
Peter R. McCourt`	2013	18,169		–	–	–	–	–	–	18,169
	2012	19,299	201,280	–	98,686	–	–	–	–	319,265
	2011	13,141	26,607	–	–	–	–	–	–	39,748
Jeffery D. Nigh	2013	18,174			–	–	9,958	24,167	–	52,299
	2012	19,272	137,698	–	74,145	–	10,000	–	–	241,115
	2011	12,770	–	–	–	–	7,731	–	–	20,501
L. Gregg Taylor	2013	18,030			–	–	6,160		–	24,190
	2012	19,089	–	–	–	–	10,000	–	–	29,089
	2011	12,996	–	–	–	–	7,779	–	–	20,775
Mark C. Arnold	2013	16,771		–	–	–	10,200	27,905	214,584	269,460
	2012	19,272	–	24,375	34,899	3,632	10,000	875	–	93,053
	2011	13,241	212	16,497	–	5,720	5,133	–	–	40,803
J. Michael Kirksey	2013	15,412	–	–	–	–	–	17,134	45,000	77,546
	2012	–	–	–	–	–	–	–	–	–
	2011	–	–	–	–	–	–	–	–	–
___________________
(A)	Amounts represent the annual premiums paid by us for employee Medical, Dental, Vision, Group Term Life and Disability Insurance.

(B)
With respect to Mr. McCourt, amounts represent $3,769 in 2010 for the rental of a corporate apartment in Houston, Texas, $39,789 in 2010 for relocation / moving expenses, $26,607 to cover carrying costs on his prior home and miscellaneous relocation costs, and $201,280 in 2012 to cover closing costs and losses on the sale of his prior home as part of his relocation to Houston, Texas. With respect to Mr. Nigh, amounts represent $2,000 in 2010 for the rental of a corporate apartment in Houston, Texas, and $137,698 in 2012 to cover closing expenses and losses on the sale of his prior home and closing expenses for the purchase of his new home as part of his relocation to Houston, Texas. With respect to Mr. Arnold, amounts represent $39,003 in 2010 and $212 in 2011 for the rental of corporate housing in Houston, Texas.

(C)	Represents amounts paid by us for travel expenses to and from the NEOs’ homes outside of Houston, Texas.

(D)
Amounts represent tax gross ups paid by our company with respect to the income tax payable on taxable company-paid relocation and personal travel expenses.  Our company is no longer paying for personal travel expenses or tax gross ups relating thereto.

(E)	Amounts represent the car allowance for Mr. Arnold. Mr. Arnold no longer received a car allowance after June 2012.

(F)	Amounts represent our annual company contributions under our company’s 401(k) plan.

(G)
Amounts for Mr. Arnold in 2012 represent reimbursement for annual club dues, and in 2013 the payout of accrued but unused vacation time paid to him when he left our company. Amount for Mr. Nigh represents one month’s salary paid to him in 2013 relating to his relocation to Houston in 2012. Amount for Mr. Kirksey represents payout of accrued but unused vacation time paid to him when he left our company in 2013.

(H)
Pursuant to Mr. Arnold’s severance agreement, he received one year’s base salary paid over a twelve month period. In 2013, Mr. Arnold’s severance payments totaled $214,584.  Pursuant to Mr. Kirksey’s transition and consulting agreement dated November 4, 2013, Mr. Kirksey was paid $30,000 per month through December 31, 2013, with partial months being prorated. In 2013, Mr. Kirksey was paid a total of $45,000 in consulting fees.

Grants of Plan-Based Awards

The following table sets forth awards and potential payouts to our NEOs pursuant to our incentive plans granted during fiscal 2013. The non-equity awards described below represent grants of annual performance-based cash incentive awards (annual cash bonuses).

		Estimated potential payouts under non-equity incentive plan awards(1)
Name	Grant Date	Threshold ($)(2)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(4)
Charles A. Sorrentino
Non-equity(5)	July 1, 2013	$31,250	$104,167	$208,333	306,627	25,000	$5.64	$973,232
Daniel C. Storey
Non-equity(5)	May 13, 2013	$18,000	$60,000	$120,000	7,000	-	-	$48,440
Peter R. McCourt
Non-equity	January 1, 2013	$43,500	$145,000	$290,000	10,402	31,206	$6.97	$150,014
Jeffery D. Nigh
Non-equity	January 1, 2013	$43,500	$145,000	$290,000	10,402	31,206	$6.97	$150,014
L. Gregg Taylor
Non-equity	January 1, 2013	$20,250	$67,500	$135,000	8,070	24,210	$6.97	$116,382
Mark C. Arnold
Non-equity	January 1, 2013	$139,050	$463,500	$927,000	46,180	138,540	$6.97	$665,995
J. Michael Kirksey
Non-equity	January 1, 2013	$54,000	$180,000	$360,000	12,912	38,736	$6.97	$186,216
_____________________
(1)
Represents estimated possible payouts on the grant date for performance-based cash incentive awards granted in 2013 for each of our NEOs. This is an annual cash incentive opportunity and, therefore, these awards are earned in the year of grant. See the column captioned “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for the actual payout amounts related to the 2013 performance-based cash incentives. See also “Compensation Discussion and Analysis–Performance-Based Cash Incentive Awards” for additional information about the 2013 performance-based cash incentives.

(2)
The amounts reported in this column reflect achieving (i) the threshold Adjusted EBITDA number of $41.1 million, (ii) the threshold gross profit percentage of 16.3%, and (iii) the threshold net working capital percentage of sales of 25%.

(3)
For Mr. Sorrentino, amount reported in this column reflects (i) 6,627 shares of restricted stock granted on February 13, 2013 that was scheduled to vest on February 13, 2014 (Mr. Sorrentino voluntarily forfeited those shares on February 10, 2014), and (ii) 300,000 restricted stock units that are scheduled to vest and be settled in common stock on December 31, 2014.  For all other NEOs, stock awards consist of shares of restricted stock granted under the 2011 Plan on May 14, 2013.  Such restricted stock vests in equal, annual installments over the three-year period following the date of grant, beginning on the first anniversary of the date of grant so long as the recipient continues to be employed.

(4)
The amounts reported in this column reflect the aggregate grant date fair value of stock and option awards granted to the NEO during fiscal year 2013, computed in accordance with FASB, ASC Topic 718 “Stock Compensation.” The amounts for grants reflect the calculated value of such awards on the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the NEOs.  All share-based payments, which include grants of employee stock options, restricted stock awards and restricted stock units are measured at their respective grant date calculated fair values, and expensed in our consolidated statements of operations over the requisite service period (generally the grant’s vesting period). For accounting purposes, we use the Black-Scholes option pricing model to calculate the grant date fair value of stock options.(5)Mr. Sorrentino’s and Mr. Storey’s bonuses would have been pro-rated since the date Mr. Sorrentino became the permanent President and Chief Executive Officer and the date Mr. Storey started with our company, respectively.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to the outstanding equity awards of each of our NEOs as of December 31, 2013.

Name	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($/Sh)	Option expiration date
Charles A. Sorrentino	25,000	(1)	–		–	5.64	July 1, 2023

Daniel C. Storey	–		–		–	–	–

Peter R. McCourt	–		31,206	(4)	–	6.97	May 14, 2023
	5,600	(2)	11,200	(2)	–	11.57	June 4, 2022

Jeffery D. Nigh	–		31,206	(4)	–	6.97	May 14, 2023
	5,600	(2)	11,200	(2)	–	11.57	June 4, 2022

L. Gregg Taylor			24,210	(4)	–	6.97	May 14, 2023
	36,210	(3)	–		–	5.11	January 1, 2021
	4,400	(2)	8,800	(2)	–	11.57	June 4, 2022

Mark C. Arnold	–		–		–	–	–

J. Michael Kirksey	–		–		–	–	–
___________________
(1)	These option awards were granted under the 2011 Plan on July 1, 2013 and the options vested on November 5, 2013.

(2)
These option awards were granted under the 2011 Plan on June 4, 2012.  These options vest in equal, annual installments over the three-year period following the date of grant, beginning on the first anniversary of the date of grant, so long as the recipient is still employed.

(3)	These option awards were granted under our 2004 Stock Option Plan on January 1, 2011 and are fully vested.

(4)
These option awards were granted under our 2004 Stock Option Plan on May 14, 2013. These options vest in equal, annual installments over the three-year period following the date of grant, beginning on the first anniversary of the date of grant, so long as the recipient is still employed.

Option Exercises and Stock Vested

The following table summarizes each exercise of stock options, each vesting of restricted stock units and related information for each of our NEOs on an aggregated basis during 2013.

	Option Awards(1)		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Charles A. Sorrentino	—	—	5,000	(2)	33,950
Daniel C. Storey	—	—	—		—
Peter R. McCourt	—	—	1,866		11,513
Jeffery D. Nigh	—	—	1,866		11,513
L. Gregg Taylor	—	—	1,466		9,045
Mark C. Arnold	—	—	7,917		48,848
J. Michael Kirksey	—	—	—		—

(1)	There were no stock options exercised in fiscal year 2013 by our NEOs.

(2)	These shares were granted to Mr. Sorrentino at the time of our company’s IPO in 2012.

Pension Benefits

Our NEOs did not participate in or have account balances in any defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

Our NEOs did not participate in or have account balances in any nonqualified deferred compensation plans sponsored by us.

Employment Agreements

The following summaries provide a description of the formalized agreements we have entered into with certain of our executive officers covering the terms of their employment and/or potential severance benefits.

Charles A. Sorrentino

Term.  Mr. Sorrentino’s employment commenced on July 1, 2013 when he was named the Interim President and Chief Executive Officer. On November 5, 2013, Mr. Sorrentino was named the permanent President and Chief Executive Officer.  Mr. Sorrentino’s employment is “at will,” and either we or Mr. Sorrentino may terminate his employment at any time, for any reason, with or without prior notice to the other.

Salary and Bonus.  During his tenure as Interim President and Chief Executive Officer, Mr. Sorrentino received a base salary of $186,000 per month.  From July 1, 2013 to August 8, 2013, Mr. Sorrentino’s base salary was paid in cash.  From August 8, 2013 to November 5, 2013 when he was appointed the permanent President and Chief Executive Officer, Mr. Sorrentino’s $186,000 monthly base salary was paid as follows:

•	One Hundred Thousand Dollars ($100,000) of the monthly base salary was paid in cash; and

•
Eighty Six Thousand Dollars ($86,000) of the monthly base salary was to be paid in the form of our company stock which was be granted to Mr. Sorrentino from our company’s 2011 Omnibus Incentive Compensation on the date that is the later of (i) seven (7) days after the start date of a replacement Chief Executive Officer, and (ii) February 13, 2014.

On February 10, 2014, Mr. Sorrentino asked our company not to issue such shares.

Effective November 5, 2013 when Mr. Sorrentino was appointed the permanent President and Chief Executive Officer, his base salary was set at $625,000 per year.  Commencing in 2014, Mr. Sorrentino is eligible to receive an annual bonus with the potential for awards up to 160% of his base salary, based on the achievement of certain financial goals.

Restrictive Covenants.  The terms of Mr. Sorrentino’s employment prohibit him from disclosing any of our confidential information, including information relating to our intellectual property, during his employment and at any time thereafter.

Equity Grant.  Mr. Sorrentino was granted 300,000 restricted stock units on November 5, 2013 which vest on December 31, 2013 provided he is employed by our company on such date.

Daniel C. Storey

Term.  Mr. Storey’s employment commenced on May 13, 2013, pursuant to an offer letter dated April 24, 2013. Mr. Storey’s employment is “at will,” and either we or Mr. Storey may terminate his employment at any time, for any reason, with or without prior notice to the other.

Salary and Bonus.  The offer letter provided for a base salary of $205,000.  Effective November 15, 2013, Mr. Storey was promoted to Senior Vice President, Chief Financial Officer with a base salary of $240,000.  Mr. Storey is eligible to receive an annual bonus with the potential for awards up to 60% of Mr. Storey’s base salary, based on the achievement of certain financial targets.

Severance Payments.  Pursuant to a Change of Control & Retention Agreement dated November 6, 2013, Mr. Storey will be entitled to a lump sum payment in the amount of twelve times his monthly base salary plus the targeted bonus for the calendar year, if he is terminated by us without cause, including a “Qualifying Termination” upon or within six months following a “Change in Control” (each as defined in the Change of Control & Retention Agreement), subject to Mr. Storey’s execution of a full waiver and release of all claims against us.

Restrictive Covenants.  The terms of Mr. Storey’s employment prohibit him from disclosing any of our confidential information, including information relating to our intellectual property, during his employment and at any time thereafter.

Equity Grant.  Pursuant to Mr. Storey’s offer letter, he was granted 7,000 shares of restricted stock on May 13, 2013 which vest in three equal installments on the first three anniversaries of the grant dated provided he is employed by our company on such dates.

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

Severance Payments.  Pursuant to a Change of Control & Retention Agreement dated July 1, 2010, Mr. McCourt will be entitled to a lump sum payment in the amount of twelve times his monthly base salary plus the targeted bonus for the calendar year, if he is terminated by us without cause, including a “Qualifying Termination” upon or within six months following a “Change in Control” (each as defined in the Change of Control & Retention Agreement), subject to Mr. McCourt’s execution of a full waiver and release of all claims against us.

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

Severance Payments.  Pursuant to a Change of Control & Retention Agreement dated October 1, 2010, Mr. Nigh will be entitled to a lump sum payment in the amount of twelve times his monthly base salary plus the targeted bonus for the calendar year, if he is terminated by us without cause, including a “Qualifying Termination” upon or within six months following a “Change in Control” (each as defined in the Change of Control & Retention Agreement), subject to Mr. Nigh’s execution of a full waiver and release of all claims against us.

L. Gregg Taylor

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

Mark C. Arnold

Severance Agreement.  Mr. Arnold served as our President and Chief Executive Officer until July 1, 2013. Effective as of July 1, 2013, Mr. Arnold entered into a severance agreement pursuant to which he will receive severance in an amount equal to his annual base salary as in effect on July 1, 2013, payable in equal installments over a period of twelve (12) months in accordance with our company’s normal payroll practices.  In addition, Mr. Arnold is entitled to participate in our company’s group medical benefits plan for twelve months, with premiums paid by Mr. Arnold.

J. Michael Kirksey

Transition and Consulting Agreement. Mr. Kirksey served as our Executive Vice President and Chief Financial Officer until November 15, 2013.  Mr. Kirksey entered into a transition and consulting agreement pursuant to which Mr. Kirksey provided certain consulting services to us and continued to receive his base salary through December 31, 2013.

Key Employee Incentive Plan

Effective as of February 12, 2014, our Board of Directors approved the Incentive Plan for all officers (other than Mr. Sorrentino) designed to preserve and enhance our financial condition and to sell the company as required by the company’s credit agreements. The company formulated the Incentive Plan based on advice from Alvarez & Marsal and Kirkland & Ellis LLP, the company’s advisors.

The Incentive Plan provides an opportunity to earn a “bonus” upon the closing of a sale of the company or in the event of a recapitalization of the company. In the case of a sale or recapitalization, a participant’s bonus amount will be 98% of the mid-point of the officer’s standard annual short term incentive bonus opportunity.  For example, if an officer has a base salary of $200,000 and a standard annual short term incentive bonus opportunity of 30% - 60% of base salary, the midpoint would be 45% of $200,000.  The target bonus for such officer in the event of a sale or recapitalization would be 98% of the product of (i) 0.45, and (ii) $200,000 for a total of $88,200.

The participants have an opportunity to earn an additional bonus equal to one third of the target bonus under certain circumstances. The target bonus amounts for the named executive officers range from 44% to 73% of such officers’ base salaries.

Bonuses under the Incentive Plan will be paid in cash lump sums at the time the sale or a recapitalization is completed.  A participant will forfeit any bonus under the Incentive Plan in the event the participant’s employment is voluntarily terminated by the participant or terminated by the company for cause.

The Incentive Plan has an estimated cost ranging from $1.0 million to $1.3 million. It is not anticipated that any other cash incentive bonuses for fiscal years 2013 or 2014 will be paid to any named executive officer other than pursuant to the Incentive Plan.

Potential Payments Upon Termination or Change in Control

This table shows the potential compensation due to NEOs who were employed by our company as of December 31, 2013 upon a change in control or termination of employment – related or unrelated to a change in control – by us without cause or by the executive with good reason, due to the executive’s death or disability, and by us with cause or by the executive without good reason. See “Employment Agreements” for a description of payments due to Mr. Arnold and Mr. Kirksey following their respective resignations in 2013.

The amounts shown assume that a change in control or termination of employment was effective December 31, 2013. After December 31, 2013 and effective February 12, 2014, our Board of Directors approved the Incentive Plan for all officers (other than Mr. Sorrentino) designed to preserve and enhance our financial condition and to sell the company as required by the company’s credit agreements. The Incentive Plan provides an opportunity to earn a “bonus” upon the closing of a sale of the company or in the event of a recapitalization of the company. For more information about the Incentive Plan, see “Employment Agreements–Key Employee Incentive Plan.”

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

	Change in Control					Absence of a Change in Control
	Without Cause or By Employee with Good Reason(1)	With Cause(2)	Voluntary(2)	Death	Disability	Without Cause	With Cause(2)	Voluntary(2)	Death	Disability
Charles A. Sorrentino
Base Salary	–	–	–	–	–	–	–	–	–	–
Bonus	–	–	–	–	–	–	–	–	–	–
Other Benefits	–	–	–	–	–	–	–	–	–	–
Value of Accelerated Equity	–	–	–	–	–	–	–	–	–	–
Total	–	–	–	–	–	–	–	–	–	–

Daniel C. Storey
Base Salary	240,000	–	–	–	–	240,000	-	–	–	–
Bonus	96,000	–	–	–	–	96,000	–	–	–	–
Other Benefits	–	–	–	–	–	–	–	–	–	–
Value of Accelerated Equity	–	–	–	–	–	–	–	–	–	–
Total	336,000	–	–	–	–	336,000	–	–	–	–

Peter R. McCourt
Base Salary	290,000	–	–	–	–	290,000	-	–	–	–
Bonus	145,000	–	–	–	–	145,000	–	–	–	–
Other Benefits	–	–	–	–	–	–	–	–	–	–
Value of Accelerated Equity	–	–	–	–	–	–	–	–	–	–
Total	435,000	–	–	–	–	435,000	–	–	–	–

Jeffery D. Nigh										–
Base Salary	290,000	–	–	–	–	290,000	–	–	–	–
Bonus	145,000	–	–	–	–	145,000	–	–	–	–
Other Benefits	–	–	–	–	–	–	–	–	–	–
Value of Accelerated Equity	–	–	–	–	–	–	–	–	–	–
Total	435,000	–	–	–	–	435,000	–	–	–	–

L. Gregg Taylor
Base Salary	225,000	–	–	–	–	–	–	–	–	–
Bonus	67,500	–	–	–	–	–	–	–	–	–
Other Benefits	–	–	–	–	–	–	–	–	–	–
Value of Accelerated Equity	–	–	–	–	–	–	–	–	–	–
Total	292,500	–	–	–	–	–	–	–	–	–
_______________________
(1)
With respect to Messrs. Storey, McCourt, Nigh and Taylor, pursuant to the terms of the Change of Control Agreement, if the executive’s employment is terminated without cause in connection with a change in control experienced upon or within six months following the change in control, the executive is entitled to receive, in addition to any salary earned and vacation accrued up to and including the date of termination, twelve times the executive’s monthly base salary, along with payment of the targeted bonus for the calendar year, payable as a lump sum payment within seven days of the date that the executive executes a waiver and release in favor of our company.

(2)
With respect to Messrs. Storey, McCourt, Nigh and Taylor, if the executive’s employment is terminated by us for cause, or by the executive voluntarily, the executive is entitled to base salary due through the date of termination and all benefits under our benefit plans and programs in which the employee participates, subject to the terms and conditions of such plans. With respect to Messrs. McCourt, Nigh and Taylor, cause is defined as any of the following activities: (i) dishonesty, gross negligence or breach of fiduciary duty, (ii) indictment for, conviction of or no contest plea to an act of theft, fraud or embezzlement, (iii) commission of a felony, (iv) material breach of any company policy, and (v) substantial and continuing failure to render services in accordance with the employee’s obligations (with a 30-day grace period). Change in control is defined as any of the following occurrences: (a) consummation of any sale, exchange, or other disposition of all or substantially all of the assets of our company (including assets of our affiliates), and (b) the transfer of beneficial ownership of more than 50% of the voting power of issued and outstanding stock by any person or group.

Non-Employee Director Compensation and Benefits

Director Compensation

We do not pay our employee directors or directors affiliated with CHS Capital LLC (“CHS”) fees for services as directors. All of our directors are reimbursed for their reasonable expenses, if any, of attendance at meetings of the Board of Directors or a committee of the Board of Directors.

Our Board of Directors consisted of the following non-employee directors during fiscal 2013: Michael G. Evans, Marcus J. George, Richard E. Goodrich, Robert C. Griffin, Charles A. Sorrentino and Craig A. Steinke.  Mr. Sorrentino was named Interim President and Chief Executive Officer on July 1, 2013 so was no longer a non-employee director after such date.

Mr. George is a partner of CHS. Pursuant to the management agreement discussed under Item 13 “Certain Relationships and Related Transactions, and Director Independence —Management Agreement” during fiscal 2012, we paid management fees and expense reimbursements of $229,000 to CHS. CHS rendered various services to us in consideration for the aforementioned management fees. In addition, during 2012 we paid to Code Hennessy & Simmons IV (“CHS IV”) a one-time fee of $3.0 million in connection with our IPO.

During 2012 and until October 1, 2013, we paid our non-employee directors who are not affiliated with CHS (our “Independent Directors”), which included Messrs. Evans, Goodrich, Griffin, Steinke, and until July 1, 2013, Mr. Sorrentino:

•	an annual retainer fee of $35,000, paid quarterly in advance;

•	a $1,500 Board meeting fee, paid quarterly in advance;

•	a $1,000 committee meeting fee, paid quarterly in advance;

•
a committee chairman annual retainer of $10,000 to the chairman of the Audit Committee and $7,500 to the chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee, in each case paid quarterly in advance; and

•	the non-executive Chairman of our Board of Directors received an additional retainer fee of $52,500 per year, paid quarterly in advance.

Effective October 1, 2013, upon the recommendation of our Compensation Committee, we changed the compensation plan for the Independent Directors to eliminate the meeting fees and increase the annual retainer to $55,000.  This change was due to the fact that there were significantly more Board meetings expected in the latter part of 2013 than in previous years and as a result, the Board wanted to shift away from paying meeting fees.  As a result of these changes, the current cash compensation for our Independent Directors is as follows:

•	an annual retainer fee of $42,500, paid quarterly in advance;

•
a committee chairman annual retainer of $10,000 to the chairman of the Audit Committee and $7,500 to the chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee, in each case paid quarterly in advance; and

•	an additional retainer fee of $52,500 per year, paid quarterly in advance to our non-executive Chairman of our Board of Directors, Mr. Griffin.

On February 13, 2013, each of our non-employee directors who is not affiliated with CHS received a grant of 6,627 shares of restricted stock (as Chairman of the Board, Mr. Griffin received a grant of 13,254 shares).  These shares, which were scheduled to vest on February 13, 2014, were voluntarily forfeited by such individuals on February 10, 2014.  There have been no 2014 awards granted to the Directors and none are contemplated.

The following table summarizes our estimate of the compensation that our non-employee directors earned for services as members of our Board or any committee thereof during 2013.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Michael G. Evans	$55,000	$45,000	–	–	–	–	$100,000
Richard E. Goodrich	$61,875	$45,000	–	–	–	–	$106,875
Robert C. Griffin	$101,375	$90,000	–	–	–	–	$191,375
Charles A. Sorrentino(3)	$31,750	$45,000	–	–	–	–	$76,750
Craig A. Steinke	$56,375	$45,000	–	–	–	–	$101,375
__________________
(1)
Reflects annual fees paid to our directors for their Board service during 2013. Other than Messrs. Evans, Goodrich, Griffin, Sorrentino and Steinke our directors did not receive compensation for services as a director during 2013.  See “Certain Relationships and Related Transactions” below for a description of our management agreement with CHS.

(2)
The amounts reported in this column reflect the aggregate grant date fair value of stock awards granted to our non-employee directors during 2013, computed in accordance with FASB, ASC Topic 718 “Stock Compensation.” These amounts reflect the calculated value of these awards on the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the director. All 2013 stock awards were subsequently voluntarily forfeited when they were scheduled to vest in February 2014.

(3)
This table reflects only fees and stock awards that Mr. Sorrentino received as a Director before he became the Interim President and Chief Executive Officer of our company on July 1, 2013.  Mr. Sorrentino did not receive any compensation after such date for serving on the Board of Directors. For information about Mr. Sorrentino’s compensation as President and Chief Executive Officer, see “Summary Compensation Table.”

None of our directors had unexercised option awards (either exercisable or unexercisable).  Director compensation is reviewed annually by the Compensation Committee and, except as described above, paid quarterly. In addition, directors are reimbursed for their business expenses related to their attendance at board and committee meetings, including room, meals and transportation to and from board and committee meetings (e.g., commercial flights, hotel expenses and parking).

Impact of Sale Process on Outstanding Equity and Equity Awards

As described above, we are undergoing a sale process mandated by our senior lenders.  There is a high likelihood that any sale that takes place will be accomplished through a court-supervised bankruptcy process.  There is a high likelihood that any court-supervised sale process will result in the cancellation of all of our common stock for no value.  Accordingly, it is likely that all the value of all accumulated equity and equity based awards held by our directors will be eliminated as a result of that process. However, certain executives will be eligible for awards under the Incentive Plan and any further compensation programs that may be permitted under the court-supervised bankruptcy process.

Director and Officer Indemnification and Limitation of Liability

Our amended and restated by-laws provide that we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law (the “DGCL”). In addition, our certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty, except as otherwise provided by Delaware law.

In addition, we have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the DGCL, and clarify the priority of advancement of expenses and indemnification obligations among us, our subsidiaries and any of our directors appointed by affiliates of CHS.

There is no pending litigation or proceeding naming any of our directors or officers with respect to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following table provides information concerning beneficial ownership of our common stock as of March 31, 2014 by:

•	each of our directors;

•	each of our named executive officers;

•	each person known by us to beneficially own 5% or more of our outstanding common stock; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 20,362,321 shares of common stock outstanding as of March 31, 2014. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.  Shares of common stock subject to options currently exercisable or exercisable within 60 days of March  31, 2014 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated in the table or notes below, the address for each beneficial owner is c/o GSE Holding, Inc., 19103 Gundle Road, Houston, Texas 77073.

	Shares Beneficially Owned
Name	Number	Percent
5% Shareholders:
CHS Capital LLC(1)	10,984,446	53.9%
Boston Partners(2)	1,017,864	5.0%

Named Executive Officers and Directors:
Charles A. Sorrentino(3)	35,000	*
Daniel. C. Storey	7,000	*
Peter R. McCourt(3)	94,028	*
Jeffery D. Nigh(3)	94,044	*
L. Gregg Taylor(3)	81,613	*
Michael G. Evans	12,892	*
Marcus J. George(4)	10,731,157	52.7%
Richard E. Goodrich	15,242	*
Robert C. Griffin	21,000	*
Craig A. Steinke	3,750	*
All directors and executive officers as a group (10 persons)(5)	11,095,726	54.5%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)
Includes 2,154 shares held of record by CHS Capital LLC (“CHS”), 10,726,003 shares held of  record by Code Hennessy & Simmons IV LP (“CHS IV”) and 15,478 shares held by certain former partners of CHS Associates IV over which CHS holds an irrevocable power of attorney that entitles it to vote and and dispose of such shares. CHS is the general partner of CHS Management IV LP (“CHS Management,” and collectively with CHS IV and CHS, the CHS Entities”), which is the general partner of CHS IV. The Investment Committee of CHS exercises sole voting and dispositive powers with respect to the shares of our common stock held by CHS and CHS IV.  The members of the Investment Committee are Brian P. Simmons, Daniel J. Hennessy, Thomas J. Formolo, David O. Hawkins and Richard A. Lobo (collectively, the “Investment Committee Members”). Each of the Investment Committee Members disclaims beneficial ownership of the shares held by CHS and CHS IV, except to the extent of a pecuniary interest therein. In addition, due to the relationship between the CHS Entities and certain other stockholders as set forth in the Stockholders Agreement described under Item 13, “Certain Relationships and Related Transactions, and Director Independence–Amended and Restated Stockholders Agreement,” the CHS Entities may be deemed to constitute a “group,” within the meaning of Section 13(d)(3) of the Exchange Act, with such other stockholders and may be deemed to have shared voting and dispositive power with respect to the limited matters described in the Stockholders Agreement over (and therefore to beneficially own) an additional 240,811 shares of common stock beneficially owned in the aggregate by such other stockholders, such that CHS may be deemed to beneficially own 10,984,446 shares of common stock. The CHS Entities expressly disclaims membership in any “group” with any person and expressly disclaims beneficial ownership of any shares of common stock beneficially owned by such other stockholders. The address for each of the Investment Committee Members is c/o CHS Capital LLC, 10 South Wacker Drive, Suite 3175, Chicago, IL 60606.

(2)
Boston Partners (“BP”) is deemed to be the beneficial owner of 1,420,282 shares held by BP for the discretionary account of certain clients.  BP is deemed to have sole voting power of 1,017,864 shares and sole dispositive power of 1,420,282 shares.  All of the foregoing information is according to a Schedule 13G filed with the SEC on February 11, 2014.  The address of Boston Partners is One Beacon Street, Boston, MA 02108

(3)
Includes shares issuable upon the exercise of stock options that may be exercised within 60 days of March 31, 2014 as follows:  Mr. Sorrentino — 25,000 shares; Mr. McCourt — 16,002 shares; Mr. Nigh — 16,002 shares; and Mr. Taylor — 48,680 shares.

(4)
Includes 2,154 shares held of record by CHS, 10,726,003 shares held of record by CHS IV and 3,000 shares directly held by Mr. George. Mr. George is a partner of CHS. CHS is the general partner of CHS Management, which is the general partner of CHS IV.  Mr. George disclaims beneficial ownership of the shares held by CHS and CHS IV, except to the extent of pecuniary interest therein. The address for Mr. George is c/o CHS Capital LLC, 10 South Wacker Drive, Suite 3175, Chicago, IL 60606.

(5)	Includes 10,728,157 shares for which Mr. George has disclaimed beneficial ownership. See note (3) above. Does not include Mr. Arnold or Mr. Kirksey who are no longer executive officers.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of December 31, 2013.  Specifically, the table provides information with respect to the 2004 Stock Option Plan and the 2011 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Stock Option Plan	865,338	$4.11	478,108
2011 Plan	1,069,596	$9.80	930,404
Total	1,934,934		1,408,512

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

We have adopted a written policy and procedure that prior to any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, between us or any of our subsidiaries and a Related Person (as defined below) where the aggregate amount involved is expected to exceed $120,000 in any calendar year and the applicable Related Person had or will have a direct or indirect material interest (a “Related Party Transaction”), the Audit Committee must review the material facts of any Related Person Transaction and approve such transaction. If advance approval is not feasible, then the Audit Committee must ratify the Related Person Transaction at its next regularly scheduled meeting or the transaction must be rescinded.

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

For purposes of this policy and procedure, “Related Person” means: (i) any person who is or was an executive officer, director or nominee for election as a director (since the beginning of the last fiscal year), (ii) any person or group who is a greater than 5% beneficial owner of our voting securities, or (iii) any immediate family member of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is an executive officer, a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest in such entity.

Transactions with Related Persons that are not classified as Related Person Transactions by our policy, and thus not subject to its review and approval requirements, may still need to be disclosed if required by the applicable securities laws, rules and regulations.

Other than compensation agreements and other arrangements which are described in “Executive Compensation” and the transactions described below, since January 1, 2011, we have not been a party to any Related Person Transaction.

Management Agreement

Following our acquisition by CHS, we entered into an amended management agreement on May 27, 2011 (the “Management Agreement”) with CHS Management IV LP (“CHS Management”), a limited partnership (i) of which CHS is the general partner, and (ii) which is the general partner of CHS IV.

The Management Agreement was automatically renewable on a year-to-year basis unless any party gives at least 30 days’ prior written notice of non-renewal. Under the Management Agreement, we paid CHS Management $2.1 million and $2.0 million during 2011 and 2010, respectively, and a prorated fee of $229,000 in 2012. In addition, upon the closing of our senior secured credit facilities in May 2011, we paid CHS Management a one-time fee of $2.0 million for its services in connection with such transaction. On February 15, 2012, in connection with the consummation of our IPO, we entered into an agreement with CHS Management to terminate the financial and management consulting services provided under the Management Agreement and to eliminate the obligation to pay any management fees going forward.  Pursuant to the terms of such termination agreement, we paid CHS Management a one-time cash termination fee of $3.0 million.

Amended and Restated Stockholders Agreement

On February 15, 2012, in connection with the consummation of our IPO, we, CHS IV and certain of our directors and executive officers became parties to an amended and restated stockholders agreement (the “Stockholders Agreement”), which set forth certain significant provisions relating to, among other things, our Board of Directors, open market transfer restrictions and drag-along rights.  Effective July 10, 2013, each of our directors were released from their obligations under the Stockholders Agreement.

Board of Directors.  The Stockholders Agreement provides that each of the parties thereto will vote their shares of our common stock and take all other necessary actions to cause our Board of Directors to include, so long as CHS owns, in the aggregate, capital stock representing 5% or more of the outstanding shares of our common stock, one director designated by CHS. CHS has the right to remove at any time, and to fill any vacancy arising from time to time with respect to, its designated director. In addition, the Stockholders Agreement provides that CHS may, for so long as it owns, in the aggregate, capital stock representing 5% or more of the outstanding shares of our common stock, designate a non-voting observer reasonably acceptable to us to attend any meetings of our Board of Directors. For so long as CHS owns any shares of our common stock, our management shall (i) regularly meet with CHS representatives to consult and advise on our business, and (ii) permit CHS to examine our books and records and inspect our facilities at CHS’ request.

Drag-Along Rights.  In the event that CHS and our Board of Directors approve a sale of our company (whether by merger, sale of shares of common stock, sale of substantially all of the assets of our company and our subsidiaries, or otherwise), all other stockholders party to the Stockholders Agreement must, upon CHS’s request, sell in such transaction the same percentage of their respective shares of common stock as CHS proposes to sell.

Registration Agreement

In connection with our acquisition by CHS, we, CHS IV, certain co-investors and certain executives entered into a Registration Agreement. Pursuant to the Registration Agreement, certain parties thereto have registration rights.

Beginning August 8, 2012 (subject to extension under certain circumstances), the holders of at least a majority of our common stock originally issued, directly or indirectly, to CHS IV or CHS IV Associates may request registration under the Securities Act of 1933, as amended, (the “Securities Act”) of all or any portion of such shares. Following such a request, we are required to offer the other parties to the Registration Agreement that are entitled to registration rights an opportunity to include their shares in the registration statement. We refer to all such abovementioned shares as the “Registrable Shares.” These “demand” registration rights are subject to certain conditions and limitations, including our right to limit the number of Registrable Shares included in the registration statement if the managing underwriters advise that including such shares would adversely affect the marketability of the offering.

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

In addition, during such time as we qualify to use Form S-3 under the Securities Act, parties to the Registration Agreement are entitled to request an unlimited number of registrations on Form S-3. Pursuant to the Registration Agreement, we are obligated to pay all registration expenses, other than any underwriting discounts and commissions. The Registration Agreement contains customary indemnification and contribution provisions.

Employment Agreements

We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements, see Item 11, “Executive Compensation – Employment Agreements.”

Independence of Directors

Our Board of Directors considered all relevant facts and circumstances in assessing director independence and affirmatively determined that a majority of its members are independent, namely Messrs. Evans, Goodrich, Griffin, and Steinke, as that term is defined in the listing standards of the NYSE.  Messrs. Evans, Goodrich, Griffin, and Steinke comprise the members of the audit, compensation and nominating and corporate governance committees of our Board of Directors. There were no transactions, relationships or arrangements with respect to any independent director that required review by our Board of Directors for purposes of determining director independence.

Indemnification Agreements

We have entered into indemnification agreements with each of our executive officers and directors.  The indemnification agreements and the indemnification provisions included in our certificate of incorporation and amended and restated by-laws require us to indemnify our executive officers and directors to the fullest extent permitted under the DGCL.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed for the audit and other services provided by BDO USA, LLP (“BDO”), an independent registered public accounting firm during the last two fiscal years.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees(a)	$722,215	$542,353
Audit-Related Fees(b)	-	170,604
Tax Fees(c)	5,471	-
All Other Fees(d)	-	2,544
Total	$727,686	$715,501
__________________________
(a)
Represents aggregate fees for professional services provided in connection with the audit and review of our company’s annual and quarterly consolidated financial statements and audit and review services provided in connection with other statutory or regulatory filings.

(b)
Represents aggregate fees for services in connection with the review of the registration statement and preparation of comfort letters in connection with our IPO, and other fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements that are not “Audit Fees.”

(c)	Represents fees for services provided in connection with our company’s tax compliance.

(d)	Consists of fees and expenses for products and services that are not “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”

All services rendered by BDO are permissible under applicable laws and regulations, and were pre-approved by our Audit Committee. Pursuant to the charter of our Audit Committee, the Committee’s primary purposes include the following: (i) to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors, (ii) to pre-approve all audit and permitted non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors, and (iii) to establish the fees and other compensation to be paid to our external auditors. The Audit Committee has reviewed the external auditors’ fees for audit and non-audit services for fiscal 2013. The Audit Committee has also considered whether such non-audit services are compatible with maintaining the external auditors’ independence and has concluded that they are compatible at this time.

The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to us by our independent registered public accounting firm. In accordance with that policy, the Audit Committee has given its pre-approval for the provision of all audit and review services to be performed by BDO for fiscal 2014. All other services must be specifically pre-approved by the Audit Committee or by a member of the Audit Committee to whom the authority to pre-approve the provision of services has been delegated.

Furthermore, the Audit Committee will review the external auditors’ proposed audit scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding accounting and financial reporting, will regularly review with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and will, at least annually, obtain and review a report from the external auditors addressing the following (among other items): (i) the external auditors’ internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors, and (iii) the independence of the external auditors.

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

Date:  March 31, 2014
GSE HOLDING, INC.

By:	/s/ Charles A. Sorrentino
Name: Charles A. Sorrentino
Title: President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles A. Sorrentino and Daniel C. Storey, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2014.

Signature	Title

/s/ Charles A. Sorrentino	President, Chief Executive Officer and Director
Charles A. Sorrentino	(Principal Executive Officer)

/s/ DANIEL C. STOREY	Senior Vice President and Chief Financial Officer
Daniel C. Storey	(Principal Financial Officer) and Chief Accounting Officer

/s/ Robert C. Griffin	Director and Chairman of the Board
Robert C. Griffin

/s/ Michael G. Evans	Director
Michael G. Evans

/s/ Marcus J. George	Director
Marcus J. George

/s/ Richard E. Goodrich	Director
Richard E. Goodrich

/s/ Craig A. steinke	Director
Craig A. Steinke

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of GSE Holding, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 15, 2012).
3.2	Amended and Restated Bylaws of GSE Holding, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 15, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011).
10.1
Amended and Restated Stockholders Agreement, dated as of February 15, 2012, by and among GSE Holding, Inc., Code Hennessy & Simmons IV LP, CHS Associates Fund IV, L.P. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2012).

10.2
Registration Agreement, dated May 18, 2004, as amended May 2, 2006, by and among GSE Holding, Inc. (f/k/a GEO Holdings Corp.), Code Hennessy & Simmons IV LP, CHS Associates IV and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011).

10.3
Management Agreement, dated as of May 18, 2004, as amended May 27, 2011, by and among CHS Management IV LP, GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Gundle/SLT Environmental, Inc. (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011).

10.4#
First Lien Credit Agreement, dated as of May 27, 2011, by and among Gundle/SLT Environmental, Inc., General Electric Capital Corporation and the other credit parties thereto (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011).

10.5
First Lien Guaranty and Security Agreement, dated as of May 27, 2011, by and among Gundle/SLT Environmental, Inc., the other grantors party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011).

10.6#
Second Lien Credit Agreement, dated as of May 27, 2011, by and among Gundle/SLT Environmental, Inc., Jefferies Finance LLC and the other credit parties thereto (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011).

10.7
Second Lien Guaranty and Security Agreement, dated as of May 27, 2011, by and among Gundle/SLT Environmental, Inc., the other grantors party thereto and Jefferies Finance LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011).

10.8
Intercompany Subordination Agreement (First Lien), dated as of May 27, 2011, by and among GSE Holding, Inc. (f/k/a GEO Holdings Corp.), Gundle/SLT Environmental, Inc., the other parties thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011).

10.9
Intercompany Subordination Agreement (Second Lien), dated as of May 27, 2011, by and among GSE Holding, Inc. (f/k/a GEO Holdings Corp.), Gundle/SLT Environmental, Inc., the other parties thereto and Jefferies Finance LLC (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011).

10.10
Intercreditor Agreement, dated as of May 27, 2011, by and among Gundle/SLT Environmental, Inc., the other grantors party thereto, General Electric Capital Corporation and Jefferies Finance LLC (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011).

10.11+
GSE Holding, Inc. (f/k/a GEO Holdings Corp.) Amended and Restated 2004 Stock Option Plan (incorporated by reference to Exhibit 10.54 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-175475) filed on November 10, 2011).

10.12+
Form of Stock Option Agreement pursuant to the GSE Holding, Inc. (f/k/a GEO Holdings Corp.) Amended and Restated 2004 Stock Option Plan (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011).

Exhibit Number	Description
10.13+
Grant of Nonqualified Stock Option, dated September 14, 2009, by and between Mark C. Arnold and GSE Holding, Inc. (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011).

10.14+
GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 7, 2011).

10.15+	Form of Sale Bonus Award (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011).
10.16+
GSE Holding, Inc. Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011).

10.17+
Amended and Restated Executive Employment Agreement, dated March 4, 2010, by and between Mark C. Arnold and Gundle/SLT Environmental, Inc. (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011).

10.18+
Change of Control & Retention Agreement by and between Jeffery D. Nigh and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011).

10.19+
Change of Control & Retention Agreement, effective as of July 1, 2010, by and between Peter R. McCourt and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 (File No. 333-175475) filed on July 11, 2011).

10.20+
Sale Bonus Letter Agreement, dated March 4, 2010, by and between Mark C. Arnold and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011).

10.21+
IPO Bonus and Dividend Bonus Letter Agreement, dated September 16, 2010, by and between Mark C. Arnold and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011).

10.22+
Bonus Letter Agreement, dated September 15, 2010, by and between Peter R. McCourt and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011).

10.23+
Bonus Letter Agreement dated September 15, 2010, by and between Jeffery D. Nigh and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011).

10.24+
Bonus Letter Agreement, dated July 29, 2011, by and between Gregg Taylor and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011).

10.25+
Change in Control Agreement, effective as of July 28, 2011, by and between Gregg Taylor and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011).

10.26+
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Samir T. Badawi (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006).

10.27+
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and James Steinke (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006) .

10.28+
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Gerald Hersh (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006).

Exhibit Number	Description
10.29+
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Ernest C. English (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006).

10.30+
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Paul Anthony Firrell (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006).

10.31+
Executive Securities Agreement, dated as of May 18, 2004, by and between GSE Holding, Inc. (f/k/a GEO Holdings Corp.) and Dr. Mohamed Abd El Aziz Siad Ayoub (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Gundle/SLT Environmental, Inc. for the year ended December 31, 2005 filed on March 9, 2006).

10.32+
Form of Amendment to Option Agreement pursuant to the GSE Holding, Inc. (f/k/a GEO Holdings Corp.) Amended and Restated 2004 Stock Option Plan (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011).

10.33+
Bonus Letter Agreement, dated August 4, 2011, by and between William F. Lacey and GSE Holding, Inc. (f/k/a GEO Holdings Corp.) (incorporated by reference to Exhibit 10.51 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011).

10.34+
Change in Control Agreement, dated August 4, 2011, by and between William F. Lacey and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.52 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-175475) filed on October 19, 2011).

10.35
First Amendment to First Lien Credit Agreement, dated as of October 18, 2011, by and among Gundle/SLT Environmental, Inc., the other credit parties named therein, General Electric Capital Corporation, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.53 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-175475) filed on November 10, 2011).

10.36+
Form of Incentive Stock Option Agreement pursuant to the GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 7, 2011).

10.37+
Form of Non-Qualified Stock Option Agreement pursuant to the GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.56 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 7, 2011).

10.38+
Form of Restricted Stock Agreement pursuant to the GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.57 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 7, 2011).

10.39+
Amendment No. 1 to IPO Bonus and Dividend Bonus Letter Agreement, dated as of December 2, 2011, by and between Mark C. Arnold and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.60 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011).

10.40+
Amendment No. 1 to Sale Bonus Letter Agreement, dated as of December 2, 2011, by and between Mark C. Arnold and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.61 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011).

10.41+
Amendment No. 1 to Bonus Letter Agreement, dated as of December 2, 2011, by and between Peter R. McCourt and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.62 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011).

10.42+
Amendment No. 1 to Bonus Letter Agreement, dated as of December 2, 2011, by and between Gregg Taylor and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.63 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011).

Exhibit Number	Description
10.43+
Amendment No. 1 to Bonus Letter Agreement, dated as of December 2, 2011, by and between Jeffery D. Nigh and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.64 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011).

10.44+
Amendment No. 1 to Bonus Letter Agreement, dated as of December 2, 2011, by and between William F. Lacey and GSE Lining Technology, LLC (incorporated by reference to Exhibit 10.65 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-175475) filed on December 6, 2011).

10.45
Consent and Second Amendment to First Lien Credit Agreement, dated as of December 12, 2011, by and among Gundle/SLT Environmental, Inc., the other credit parties named therein, General Electric Capital Corporation, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.66 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-175475) filed on January 30, 2012).

10.46
Consent and First Amendment to Second Lien Credit Agreement, dated as of February 8, 2012, by and among Gundle/SLT Environmental, Inc., the other credit parties party thereto, Jefferies Finance LLC, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.67 to Amendment No. 9 to our Registration Statement on Form S-1 (File No. 333-175475) filed on February 9, 2012).

10.47
Termination Agreement, dated as of February 15, 2012, by and among GSE Holding, Inc., Gundle/SLT Environmental, Inc. and CHS Management IV LP relating to Management Agreement, dated as of May 18, 2004, as amended May 27, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 15, 2012).

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

10.50
Fifth Amendment to First Lien Credit Agreement, dated as of January 25, 2013, by and among GSE Environmental, Inc. (f/k/a Gundle/SLT Environmental, Inc.), the other credit parties named therein, General Electric Capital Corporation, as agent and lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed on March 28, 2013).

10.51+
Consulting and Transition Agreement, dated as of September 27, 2012, by and between GSE Holding, Inc. and William F. Lacey (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2012).

10.52
Joinder to Amended and Restated Stockholders Agreement, dated as of January 14, 2013 by J. Michael Kirksey (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K filed on March 28, 2013).

10.53+
Form of Restricted Stock Agreement pursuant to the GSE Holding, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2013).

10.54	Amendment No. 2 to Amended and Restated Stockholders Agreement, dated as of July 10, 2013 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 9, 2013).
10.55
Waiver and Sixth Amendment to First Lien Credit Agreement dated as of July 30, 2013 by and among Gundle/SLT Environmental, Inc., General Electric Capital Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 2, 2013).

10.56+
Transition and Consulting Agreement, dated as of November 4, 2013, by and among GSE Holding, Inc. and J. Michael Kirksey (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 5, 2013).

Exhibit Number	Description
10.57
First Lien Revolving Credit Agreement, dated as of August 8, 2013, by and among GSE Environmental, Inc., General Electric Capital Corporation (the “Agent”) and the other financial institutions party thereto (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 14, 2013).

10.58+	Form of Restricted Stock Unit Agreement pursuant to the 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 14, 2013).
10.59+	Form of Nonqualified Stock Option Agreement for the Amended and Restated 2004 Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 15, 2013).
10.60
Limited Waiver and Seventh Amendment to First Lien Credit Agreement, dated January 10, 2014, by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 10, 2014).

10.61
First Lien Revolving Credit Agreement, dated January 10, 2014, by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 10, 2014).

10.62*	Eighth Amendment to First Lien Credit Agreement, dated January 16, 2014, by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto.
10.63*	First Amendment to First Lien Revolving Credit Agreement, dated January 16, 2014 by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto.
10.64*+	GSE Holding, Inc. Key Executive Incentive Plan and Key Employee Retention Plan.
10.65*	Amendment No. 3 to Amended and Restated Stockholders Agreement, dated as of December 6, 2013.
10.66*	Ninth Amendment to First Lien Credit Agreement, dated March 5, 2014, by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto.
10.67*	Second Amendment to First Lien Revolving Credit Agreement, dated March 5, 2014 by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto.
10.68
Tenth Amendment to First Lien Credit Agreement, dated March 13, 2014, by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto  (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 14, 2014).

10.69
Limited Waiver and Third Amendment to First Lien Revolving Credit Agreement, dated March 13, 2014, by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 14, 2014).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed August 9, 2013).
21.1*	List of subsidiaries.
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.
24.1*	Powers of Attorney (included on signature page).
31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1**
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

_____________________
*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, the eXtensible Business Reporting Language informationcontained in Exhibit 101.1 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+	Indicates management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been omitted and furnished supplementally to the Securities and Exchange Commission pursuant to an order granting confidential treatment.