Form 10-Q
period 2014-03-31
GSE Holding, Inc.
filed 2014-05-15
CIK 1275712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of May 12, 2014, 20,362,321 shares of the registrant’s common stock were outstanding.

 GSE Holding, Inc.
FORM 10-Q
For the Three Months Ended March 31, 2014

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “believe,” “can have,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “should,” “will,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. The statements we make regarding the following subjects are forward-looking by their nature. These statements include, but are not limited to, statements about:

•
the effect of the Chapter 11 Cases (as defined herein) on our business, financial condition or results of operations, including our ability to maintain important contracts and other critical business relationships;

•	the actions and decisions of our creditors and other third parties with interests in the Chapter 11 Cases;
•	our beliefs concerning our capital expenditure requirements and liquidity needs;
•	our ability to maintain adequate liquidity to fund our operations during the Chapter 11 Cases and to fund a plan of reorganization, including obtaining sufficient financing;
•
our ability to obtain approval with respect to motions in the Chapter 11 Cases prosecuted from time to time and to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases and to consummate all of the transactions contemplated by one or more such plans of reorganization or upon which consummation of such plans may be conditioned;

•	our beliefs regarding the effect of future regulations;
•	our ability to secure project bids;
•	our expectations with respect to our executive officers’ and directors’ future compensation;
•	our beliefs regarding the anti-takeover effects of certain provisions of our certificate of incorporation, our bylaws and Delaware law;
•	our plans to strategically pursue emerging growth opportunities in diverse regions and end markets;
•	our expectations regarding future demand for our products;
•	our expectation that sales and total gross profits derived from outside North America will increase;
•	our expectation that our core product strategy of matching product specifications with the application will have a positive effect on our profitability;
•	our ability to manufacture our higher-margin proprietary products globally;
•	our belief regarding the sufficiency of insufficiency our cash flows to meet our needs; and
•	our expectations about future dividends and our plans to retain any future earnings.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the effect of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed in more detail under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities Exchange Commission (the “SEC”) on March 31, 2014.

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

ITEM 1. FINANCIAL STATEMENTS

GSE Holding, Inc.
(Debtor-in-Possession as of May 4, 2014)
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$14,039	$14,167
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4,411 and $4,074, respectively	70,781	72,391
Other	5,549	4,280
Inventory, net	79,318	75,335
Deferred income taxes	62	62
Prepaid expenses and other	5,251	1,537
Income taxes receivable	679	1,391
Total current assets	175,679	169,163
Property, plant and equipment, net	73,558	76,254
Goodwill	9,644	9,644
Other assets	10,529	11,091
TOTAL ASSETS	$269,410	$266,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,091	$27,469
Accrued liabilities and other	18,354	15,817
Short-term debt	17,514	18,498
Current portion of long-term debt	196,086	182,300
Total current liabilities	259,045	244,084
Other liabilities	1,263	1,264
Deferred income taxes	90	120
Long-term debt, net of current portion	—	788
Total liabilities	260,398	246,256
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 20,362,321 and 20,419,575 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	204	204
Additional paid-in capital	131,890	131,823
Accumulated deficit	(123,949)	(112,898)
Accumulated other comprehensive income	867	767
Total stockholders’ equity	9,012	19,896
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$269,410	$266,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GSE Holding, Inc.
(Debtor-in-Possession as of May 4, 2014)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net sales	$79,706	$95,134
Cost of products	71,693	81,877
Gross profit	8,013	13,257
Selling, general and administrative expenses	12,456	14,039
Amortization of intangibles	475	359
Operating loss	(4,918)	(1,141)
Other expenses:
Interest expense, net of interest income	5,413	3,763
Other expense, net	574	339
Loss before income taxes	(10,905)	(5,243)
Income tax provision (benefit)	146	(2,796)
Net loss	(11,051)	(2,447)
Other comprehensive income:
Foreign currency translation adjustment	100	(1,502)
Comprehensive loss	$(10,951)	$(3,949)

Basic and diluted net loss per common share	$(0.54)	$(0.12)
Basic and diluted weighted-average common shares outstanding	20,301	19,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GSE Holding, Inc.
(Debtor-in-Possession as of May 4, 2014)
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(11,051)	$(2,447)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	5,029	4,303
Deferred income tax provision (benefit)	165	(2,490)
Stock-based compensation	(191)	155
Changes in operating assets and liabilities, net of effect of acquisitions:
Decrease in accounts receivable	1,561	21,704
Increase in inventory	(3,945)	(12,456)
Increase in prepaid expenses	(4,973)	(1,512)
(Decrease) increase in accounts payable	(136)	5,732
Increase (decrease) in accrued liabilities	3,406	(5,592)
All other items, net	50	(209)
Net cash (used in) provided by operating activities	(10,085)	7,188
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,055)	(6,013)
Acquisition of business, net of cash acquired	—	(10,207)
Net cash used in investing activities	(1,055)	(16,220)
Cash flows from financing activities:
Proceeds from lines of credit	19,618	35,168
Repayments of lines of credit	(7,898)	(17,839)
Proceeds from long-term debt	996	—
Repayments of long-term debt	(809)	(383)
Net proceeds from the exercise of stock options	—	153
Payments for debt issuance costs	(908)	(264)
Net cash provided by financing activities	10,999	16,835
Effect of exchange rate changes on cash	13	910
Net (decrease) increase in cash and cash equivalents	(128)	8,713
Cash and cash equivalents at beginning of period	14,167	18,068
Cash and cash equivalents at end of period	$14,039	$26,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GSE Holding, Inc.
(Debtor-in-Possession as of May 4, 2014)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Business

Organization and Description of Business —

GSE Holding, Inc. (together with its subsidiaries, the “Company”) is a global manufacturer and marketer of highly engineered geosynthetic lining products for environmental protection and confinement applications. These lining products are used in a wide range of infrastructure end markets such as mining, environmental containment, liquid containment (including water infrastructure, agriculture and aquaculture and industrial wastewater treatment applications), coal ash containment and oil and gas. The Company offers a full range of products, including geomembranes, drainage products, geosynthetic clay liners, nonwoven geotextiles, and other specialty products. The Company generates the majority of its sales outside of the United States, including emerging markets in Asia, Latin America, Africa and the Middle East. Its comprehensive product offering and global infrastructure, along with its extensive relationships with customers and end-users, provide it with access to high-growth markets worldwide, visibility into upcoming projects and the flexibility to serve customers regardless of geographic location. The Company believes that its market share, broad product offering, strong customer relationships, diverse end markets and global presence provide it with key competitive advantages in the environmental geosynthetic products industry. The Company manufactures its products at facilities located in the United States, Germany, Thailand, Chile, China and Egypt.

2.  Chapter 11 Bankruptcy

Developments Leading to the Chapter 11 Proceedings —

The ongoing European recession, the downturn in the global mining industry, increased competition domestically and internationally, and escalated operational expenditures and increased selling, general and administrative expenses in anticipation of strategic growth which did not occur have put a strain on the Company’s financial condition.  Additionally, at the same time that revenue declined during the last four quarters, the Company made significant investments in growth capital expenditures. While the Company expects that these investments will play an important role in its future success, this spending unfortunately coincided with an unanticipated downturn in financial performance.

The Company’s management team has taken a series of operational and financial measures in an attempt to respond to challenging market conditions.  These include attempting to broaden the Company’s supplier base and thereby increasing price competition, finding alternative sources of resins, and focusing on higher margin products.  The Company’s efforts to broaden and improve supplier support have been hampered by the deterioration in the Company’s business and the uncertain future regarding the recapitalization and sale process.  The Company has also started implementing measures which the Company expects will result in significant annual cost savings, including reducing professional fees and employee headcount.  Nevertheless, given the severity of its current cash flow situation, the Company has been unable to maintain profitability through cost-cutting and self-help measures alone.

First Lien Credit Facility Amendments, the Priming Facility and Sale Efforts —

Upon recognizing that the Company would have difficulty meeting its financial covenants under its first lien senior secured credit facility (as amended from time to time, the “First Lien Credit Facility”), the Company entered into the waiver and sixth amendment to the First Lien Credit Facility (the “Sixth Amendment”) in July 2013.  In addition to waiving any default caused by the Company’s failure to be in compliance with its total leverage ratios as of June 30, 2013 and modifying the maximum total leverage ratios under the First Lien Credit Facility, the Sixth Amendment required the Company to use its best efforts to raise $30 million of unsecured mezzanine debt or other subordinated capital on or before October 31, 2013.  In July 2013, the Company engaged Moelis & Company LLC (“Moelis”) to assist it with seeking to raise these funds, the first $20 million of which was to be applied to pay down the First Lien Credit Facility.  Despite its best efforts, the Company was unable to secure such financing as of the October 31, 2013 deadline.  Beginning in September 2013, the Company also sought to secure a complete refinancing of the First Lien Credit Facility.  To that end, the Company conducted a three-month financing process, which involved contacting 71 potential investors.  However, such efforts were ultimately unsuccessful.

In January 2014, the Company entered into certain waivers and amendments to the First Lien Credit Facility during 2014, pursuant to which the lenders waived any default arising as a result of the potential failure by the Company to be in compliance with (i) the maximum total leverage ratio as of September 30, 2013, October 31, 2013, November 30, 2013 and December 31, 2013, and (ii) the minimum interest coverage ratio as of December 31, 2013.  The lenders also waived any actual or potential defaults of the maximum total leverage ratio or the minimum interest coverage ratio through March 30, 2014 (subsequently extended to April 30, 2014).

On January 10, 2014, the Company entered into a $15.0 million secured revolving super-priority credit facility (the “Priming Facility”).  On April 17, 2014, the Priming Facility was increased from $15.0 million to $18.0 million to provide additional liquidity to support the Company’s operations in the ordinary course of business.

Under the terms of the First Lien Credit Facility and the Priming Facility, an acceptable sale was required to be completed no later than April 30, 2014.

With the assistance of Moelis, the Company contacted approximately 120 buyers in January 2014.  Of those prospective buyers, three prospective buyers submitted letters of intent by February 21, 2014, the milestone for such letters.  Additionally, the Company received a letter of intent from one prospective buyer after February 21, 2014.  The initial bids proposed in these letters were within a range which did not provide sufficient value to repay the Company’s current and projected funded indebtedness.  Although the Company pursued multiple prospective buyers in an effort to capitalize on bidding dynamics, the final range of bids was likewise insufficient.  Indeed, Moelis determined that even the highest final bid would have resulted in a recovery to lenders under the First Lien Credit Facility of less than 70 percent of their claims.  The Company made every effort to attract higher bids, including agreeing to a letter of intent with a prospective buyer and sharing access to a dataroom of its operational and financial information, arranging additional site visits, scheduling meetings with Company personnel and providing limited expense reimbursement.  At the same time, in order to pursue all available options, the Company worked with its lenders on structuring alternative restructuring transactions.

Chapter 11 Bankruptcy Filings and Plan of Reorganization —

Simultaneously with the sale process, the Company entered into negotiations with its lenders under the First Lien Credit Facility to identify alternative transaction structures if the sale process did not result in an acceptable offer.  As it became clear that a sale process would not yield a bid that cleared par value of the Company’s pre-petition debt, negotiations with lenders under the First Lien Credit Facility intensified.  Following good faith negotiations among the Company and its lenders, the terms of a comprehensive deal were memorialized among the Company and the holders of 100% of the aggregate principal amount of the loans outstanding under the First Lien Credit Facility in a Restructuring Support Agreement (the “Restructuring Support Agreement”).

The Restructuring Support Agreement sets forth the terms through which the Company expects to effectuate a comprehensive deleveraging of the consolidated balance sheet (the “Restructuring”) pursuant to a prearranged Chapter 11 plan of reorganization (the “Plan”).  To implement the Restructuring, on May 4, 2014, the Company and certain of its U.S. affiliates filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases are being jointly administered under the caption In re GSE Environmental, Inc., et al., Case No. 14-11126 (the “Chapter 11 Cases”).  The Company also filed a disclosure statement related to the Plan, which describes the terms and provisions of the Plan, including certain effects of confirmation of the Plan, certain risk factors associated with securities to be issued under the Plan, the manner in which distributions will be made under the Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan must follow for their votes to be counted.  If approval is obtained, the Company then expects to move forward soliciting votes for the proposed Plan in an expedited manner. However, there can be no assurance that the Plan will be confirmed in this time frame or in the manner proposed.  The Company and its affiliate filers will continue to operate their businesses and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Plan filed by the Company contemplates, among other things, that the Company will reorganize as a going concern and adopt an appropriate post-emergence balance sheet.  Specifically, the Plan contemplates a substantial reduction in the Company’s funded debt obligations by satisfying all obligations under the First Lien Credit Facility with the issuance of new common equity.  As part of the Plan contemplated by the Restructuring Support Agreement, all existing shares of common stock would be cancelled for no consideration.

Pursuant to the terms of the Restructuring Support Agreement, the lenders under the First Lien Credit Facility agreed to, among other things, and subject to certain conditions: (a) support and take all reasonable actions necessary or reasonably requested by the Company to facilitate the implementation of the Restructuring pursuant to the Plan; (b) provide a $45 million super-priority priming delayed-draw debtor-in-possession term loan facility; (c) backstop the funding of the financing facility to fund distributions under the Plan and ensure that the reorganized Company is properly capitalized (the “Exit Facility”) in the event the Company is unable to secure such a facility from a third party; (d) not support or solicit any plan in opposition to the Plan; and (e) vote to accept the Plan.

The Plan also calls for significant recoveries for general unsecured creditors.  More specifically, the Plan provides for payment in full of claims of trade creditors that agree to enter into an agreement to provide trade terms no less advantageous than those terms provided 12 months prior to May 4, 2014 for at least 12 months following the effective date of the Plan and also provides for an amount of cash for other general unsecured claims, which the Company believes will be sufficient to pay such claims in full.  Distributions under the Plan will be funded with cash on hand, as well as the proceeds of the Exit Facility.

The failure to sell the Company by April 30, 2014 and the subsequent filing of the Chapter 11 Cases triggered the acceleration of financial obligations under the terms of the First Lien Credit Facility and the Priming Facility.  On or around May 7, 2014, following the effective date of the DIP Credit Facility (as defined below), the DIP Credit Facility was partially funded and used in part to repay in full the obligations outstanding under the Priming Facility of approximately $18.1 million, and as of such date the Priming Facility was terminated.  In addition, the defaults under the First Lien Credit Facility and the Priming Facility may also constitute defaults under cross-default provisions found in other debt obligations of the Company, including, but not limited to, capital leases. The Company believes that any efforts to enforce the remaining financial obligations in the U.S. are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court.

Debtors-in-Possession —

The Company and its affiliate filers are currently operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. In general, as debtors in possession, the Company and its affiliate filers are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  On May 6, 2014, the Bankruptcy Court signed a variety of “first day” orders. These orders included an interim order that will allow the Company to continue to pay general unsecured creditors in the ordinary course of business and an order to continue existing customer programs. Other orders that provide the Company the ability to continue to operate its business in the ordinary course without interruption, covered, among other things, employee wages and benefits, tax matters, insurance matters, and cash management. The Company also received authority, on an interim basis, to enter into a $45.0 million debtor-in-possession credit facility to fund operations as it moves forward with its comprehensive debt restructuring (the “Interim Order”).

Absent a successful Restructuring, there is substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern depends on emerging from the Chapter 11 proceedings, the achievement of profitable operations, the ability to generate sufficient cash from operations, and financing sources to meet obligations.  Until the completion of the Chapter 11 Cases, the Company’s future remains uncertain, and there can be no assurance that its efforts in this regard will be successful.

The accompanying condensed consolidated financial statements have been prepared on the going-concern basis of accounting, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing, such realization of assets and satisfaction of liabilities is subject to uncertainty.  Further, implementation of the Plan will materially change the amounts reported in the consolidated financial statements. These financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of implementing a plan of reorganization .

DIP Credit Facility —

Effective May 6, 2014, the Company entered into a debtor-in-possession credit agreement that provides for aggregate borrowings of up to $45.0 million under a super-priority priming delayed-draw term loan facility (the “DIP Credit Facility”), of which $35.0 million was available on or around May 7, 2014 after entry by the Bankruptcy Court of the Interim Order and satisfaction of other borrowing conditions.  The remaining $10.0 million of borrowing availability under the DIP Credit Facility is expected to become available upon entry by the Bankruptcy Court of the Final Order approving the DIP Credit Facility.  On or around May 7, 2014, following the effective date of the DIP Credit Facility, approximately $18.1 million of borrowings under the DIP Credit Facility were used to repay all amounts outstanding under the Priming Facility.  The Company believes that the remaining availability under the DIP Credit Facility will provide it with sufficient liquidity to finance its operations in the ordinary course as it seeks confirmation of the Plan.

3. Basis of Presentation —

The accompanying condensed consolidated financial statements have been prepared on the same basis as those in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013. The December 31, 2013 Condensed Consolidated Balance Sheet data was derived from the Company’s year-end audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (‘‘GAAP’’). These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such financial statements for the periods indicated. The Company believes that the disclosures herein are adequate to make the information presented not misleading. Operating results for the first three months of 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013, and the notes thereto included in the 2013 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts as well as certain disclosures. The Company’s financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

4.  Recent Accounting Pronouncements —

The Company qualifies as an emerging growth company under Section 101 of the Jumpstart Our Business Startups Act (the “JOBS Act”). An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company has chosen to “opt out” of such extended transition period, and as a result, is compliant with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. Section 107 of the JOBS Act provides that this decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

The Company recorded a net loss for the three months ended March 31, 2014 and 2013. As a result, approximately 1.0 million and 1.2 million stock options outstanding at March 31, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share as they were antidilutive. All outstanding awards are expected to be cancelled under the Plan.

6. Inventory –

Inventory consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$29,139	$27,511
Finished goods	48,636	46,782
Supplies	5,096	4,844
Obsolescence and slow moving allowance	(3,553)	(3,802)
	$79,318	$75,335

7. Property, Plant and Equipment –

Property, plant and equipment consisted of the following:

	Useful lives years			March 31, 2014	December 31, 2013
				(in thousands)
Land				$5,401	$5,392
Buildings and improvements	7	-	30	37,050	36,930
Machinery and equipment	3	-	10	130,381	129,630
Software		3		9,044	8,766
Furniture and fixtures	3	-	5	843	825
				182,719	181,543
Less – accumulated depreciation and amortization				(109,161)	(105,289)
				$73,558	$76,254

Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was $3.8 million and $3.4 million, respectively, of which $3.1 million and $2.7 million was included in cost of products , respectively, and $0.7 and $0.7 million, respectively,   was included in selling, general and administrative expenses.

During the three months ended March 31, 2014, there was no interest capitalized.  During the three months ended March 31, 2013, $0.1 million of interest was capitalized in the consolidated financial statements.

8. Intangible Assets –

Intangible assets consisted of the following:

	Useful lives years			March 31, 2014	December 31, 2013
				(in thousands)
Customer lists	5	-	20	$29,737	$29,746
Trademarks		5		1,082	1,082
Non-compete agreements	1	-	10	2,556	2,556
Other		1		363	363
				33,738	33,747
Less accumulated amortization				(29,419)	(28,951)
Intangible assets, net				$4,319	$4,796

Amortization expense for intangible assets during the three months ended March 31, 2014 and 2013 was $0.5 million and $0.4 million, respectively.

9. Accrued Liabilities and Other –

Accrued liabilities and other consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Customer prepayments	$4,530	$2,972
Accrued operating expenses	5,960	3,780
Self-insurance reserves and warranty accruals	1,549	1,575
Compensation and benefits	3,073	3,196
Accrued interest	610	650
Taxes, other than income	1,622	2,818
Income taxes payable	296	103
Deferred income taxes	242	242
Other accrued liabilities	472	481
	$18,354	$15,817

10. Debt –

Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
First Lien Credit Facility	$183,091	$170,674
Term Loan – China bank	11,189	10,193
Capital Lease – Capital Source Bank	1,681	1,987
Other Capital Leases	125	147
Term Loan – German bank secured by equipment, 5.15% March 2014	–	87
	196,086	183,088
Less – current maturities	(196,086)	(182,300)
	$-	$788

Following the failure to sell the Company and the filing of the Chapter 11 Cases, substantially all of the Company’s pre-petition debt is in default.

DIP Credit Facility –

Effective May 6, 2014, the Company entered into  the DIP Credit Facility under which $35.0 million was available on or around May 7, 2014 after entry by the Bankruptcy Court of the Interim Order and satisfaction of other borrowing conditions.  The remaining $10.0 million of borrowing availability under the DIP Credit Facility is expected to become available upon entry by the Bankruptcy Court of the Final Order approving the DIP Credit Facility.

Proceeds from the DIP Credit Facility may be used (i) for working capital, capital expenditures, payment of costs of administration of the Chapter 11 Cases, payment of fees and expenses incurred in connection with the DIP Credit Facility and other such pre-petition expenses as the Bankruptcy Court shall approve, and (ii) to repay in full the obligations outstanding under the prepetition Priming Facility. On or around May 7, 2014, following the effective date of the DIP Credit Facility, $35.0 million under the DIP Credit Facility was available and used in part to repay in full the obligations outstanding under the prepetition Priming Facility of approximately $18.1 million, and as of such date the Priming Facility was terminated.  After that repayment and after deducting certain fees and expenses in connection with entering into the DIP Credit Facility, the Company received net cash proceeds of $1.5 million and approximately $14.3 million of the initially approved $35.0 million was immediately available under the DIP Credit Facility.

The DIP Credit Facility is scheduled to mature on the earliest to occur of (i) November 4, 2014, (ii) the date on which the DIP Credit Facility shall terminate in accordance with the provisions of the DIP Credit Facility, (iii) the effective date of a plan of reorganization or (iv) the date of a sale of all or substantially all of the Company’s assets under Section 363 of the Bankruptcy Code (such date, the “Termination Date”).  Borrowings are due and payable in full on the Termination Date.  Outstanding borrowings under the DIP Credit Facility are pre-payable without penalty.

The DIP Credit Facility requires the Company to maintain certain financial covenants. The Company must not exceed established cumulative capital expenditure thresholds. For the period from May 6, 2014 to September 30, 2014, the Company’s cumulative capital expenditures must be no more than $950,000.  The Company must maintain minimum liquidity (equal to the sum of availability under the DIP Credit Facility and North American book cash which is subject to an account control agreement) of $3.5 million at all times.  The Company shall also adhere to a line item budget approved by the lenders under the DIP Credit Facility, subject to certain limited permitted variances.

The DIP Credit Facility requires the Company to comply with customary affirmative and negative covenants. Such affirmative covenants require the Company to, among other things, preserve corporate existence, comply with laws, pay tax obligations, maintain insurance, conduct update calls with the administrative agent and lenders to discuss liquidity levels and variances from the agreed-upon budget, maintain properties in good working order and maintain all rights, privileges, qualifications, permits, licenses and franchises necessary in the normal conduct of its business, and maintain cash in approved deposit accounts subject to account control agreements, in each case subject to thresholds and exceptions set forth as set forth in the DIP Credit Facility.

Restrictions imposed through the negative covenants affect the Company’s ability to, among other things, incur debt, create liens or permit liens to exist, engage in mergers and acquisitions, conduct asset sales or dispositions of property, make dividends and other payments in respect of capital stock, prepay certain indebtedness, pay certain earn-out obligations, change lines of business, make investments, loans and other advances, engage in transactions with affiliates, amend organizational documents or the terms of any other debt, and create or permit to exist any claim, lien or encumbrance that is pari passu or senior to claims of the lenders, in each case, subject to thresholds and exceptions as set forth in the DIP Credit Facility.

The DIP Credit Facility contains customary events of default, including, among other things:  nonpayment of principal, interest and other fees or other amounts after stated grace periods; material inaccuracy of representations and warranties; violations of covenants; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended, or “ERISA”; non-perfection of security interest; failure to comply with the agreed-upon budget; the exceeding of permitted variances under the agreed-upon budget; and customary bankruptcy-related events of default.

The obligations under the DIP Credit Facility are guaranteed on a senior secured basis by the Company and each of its existing and future wholly owned domestic subsidiaries, other than any excluded subsidiaries. The obligations are secured by a first priority perfected security interest in substantially all of the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances under the DIP Credit Facility.

First Lien Credit Facility –

The Company’s First Lien Credit Facility was originally in the amount of $170.0 million, consisting of term loan commitments originally in the amount of $135.0 million (as amended from time to time, the “First Lien Term Loan”) and $35.0 million of revolving loan commitments (as amended from time to time, the “Revolving Credit Facility”).

On April 18, 2012, the First Lien Credit Facility was amended to increase the First Lien Term Loan commitments from $135.0 million to $157.0 million, resulting in aggregate capacity of $192.0 million immediately following such amendment. The Company used the additional borrowing capacity under the First Lien Term Loan to repay in full all outstanding indebtedness under, and to terminate, the Company’s second lien senior secured credit facility and to pay related fees and expenses.

The First Lien Credit Facility contains various restrictive covenants that include, among other things, restrictions or limitations on the Company’s ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain loans, investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of its assets; incur dividend or other payment restrictions affecting certain subsidiaries; transfer or sell assets including, but not limited to, capital stock of subsidiaries; and change the business the Company conducts. For the twelve months ended June 30, 2013 and December 31, 2012, the Company was subject to a total leverage ratio (which is based on a trailing twelve months calculation) not to exceed 5.25:1.00 and 5.50:1.00, respectively, and an interest coverage ratio of not less than 2.25:1.00 and 2.15:1.00, respectively.  As of June 30, 2013, the Company was not in compliance with the total leverage ratio covenant necessitating receiving a waiver and sixth amendment to the facility as discussed below.

On July 30, 2013, the Company entered into the Sixth Amendment to the First Lien Credit Facility, pursuant to which the lenders waived the Company’s default arising as a result of the failure by the Company to be in compliance with the maximum total leverage ratio as of June 30, 2013.  The maximum total leverage ratio for the twelve months ending September 30, 2013, December 31, 2013, and March 31, 2014 was also modified to 6.50:1.00, 6.25:1.00, and 5.17:1.00, respectively.  Beyond March 31, 2014, the maximum total leverage ratios covenants were not changed by the Sixth Amendment. The total leverage ratio covenant is 4.75:1.00 for the twelve months ended June 30, 2014 and becomes even more restrictive after that date. As of March 31, 2014, the Company’s total leverage ratio was 15.01:1.00.

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

As a result of potential defaults under the First Lien Credit Facility during the fourth quarter of 2013, the Company entered into certain waivers and amendments to the First Lien Credit Facility during 2014, pursuant to which the lenders waived any default arising as a result of the potential failure by the Company to be in compliance with (i) the maximum total leverage ratio as of September 30, 2013, October 31, 2013, November 30, 2013 and December 31, 2013, and (ii) the minimum interest coverage ratio as of December 31, 2013.  The lenders also waived any actual or potential defaults of the maximum total leverage ratio or the minimum interest coverage ratio through April 30, 2014.

The Company also engaged in an ultimately unsuccessful process to sell the Company in accordance with the terms of the First Lien Credit Facility and the Priming Facility.  The failure to sell the Company by April 30, 2014 and the subsequent filing of the Chapter 11 Cases triggered the acceleration of financial obligations under the terms of the First Lien Credit Facility. As described below and in Note 2, the Company entered into the Restructuring Support Agreement with the holders of 100% of the aggregate principal amount of the loans outstanding under the First Lien Credit Facility and filed for relief under the provisions of Chapter 11 of the Bankruptcy Code.

The First Lien Credit Facility was scheduled to mature in May 2016. As described herein, the failure to sell the Company by April 30, 2014 and the subsequent filing of the Chapter 11 Cases triggered the acceleration of financial obligations under the terms of the First Lien Credit Facility.  Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. As discussed below, effective October 31, 2013, the interest rates on the First Lien Credit Facility loans increased by 50 basis points and will continue to increase by 50 basis points each quarter going forward if the Company does not raise the Junior Capital (as defined below).

In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, the Company pays a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of March 31, 2014, there was $171.8 million outstanding under the First Lien Credit Facility consisting of $153.0 million in term loans and $18.8 million in revolving loans, and the weighted average interest rate on such loans was 10.15%.  As of March 31, 2014, the Company had no capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

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

The Plan filed by the Company in connection with the Chapter 11 Cases on May 5, 2014 contemplates, among other things, that the Company will reorganize as a going concern and adopt an appropriate post-emergence balance sheet.  Specifically, the Plan contemplates a substantial reduction in the Company’s funded debt obligations by satisfying all obligations under the First Lien Credit Facility with the issuance of new common equity.  As part of the Plan contemplated by the Restructuring Support Agreement, all existing shares of common stock would be cancelled for no consideration.

Pursuant to the terms of the Restructuring Support Agreement, the lenders under the First Lien Credit Facility agreed to, among other things, and subject to certain conditions: (a) support and take all reasonable actions necessary or reasonably requested by the Company to facilitate the implementation of the Restructuring pursuant to the Plan; (b) provide the DIP Credit Facility; (c) backstop the Exit Facility in the event the Company is unable to secure such a facility from a third party; (d) not support or solicit any plan in opposition to the Plan; and (e) vote to accept the Plan.

Based on current facts and circumstances, debt outstanding under the First Lien Credit Facility has been classified as current in the Consolidated Balance Sheet.

Supplemental Revolving Credit Agreements

Supplemental First Lien Revolving Credit Agreement – August 2013

On August 8, 2013, the Company entered into a supplemental $8.0 million First Lien Revolving Credit Agreement (the “Supplemental First Lien Revolving Facility”) with General Electric Capital Corporation and the other financial institutions party thereto.

As of October 31, 2013, the Supplemental First Lien Revolving Credit Facility was paid in full and such facility was terminated.

Supplemental Priming Facility – January 2014

On January 10, 2014, the Company entered into a $15.0 million secured revolving super-priority credit facility (the “Priming Facility”) with General Electric Capital Corporation and the other financial institutions party thereto.  On March 14, 2014, the lenders extended the maturity date of the Priming Facility to April 30, 2014.  On April 17, 2014, the Company entered into the fifth amendment to the Priming Facility which increased the Priming Facility from $15.0 million to $18.0 million. The Priming Facility bore interest at a rate equal to LIBOR plus 8.00% or a base rate plus 7.00%.  The Priming Facility was subject to various additional customary terms and conditions, including conditions to funding.  The lenders under the First Lien Credit Facility approved the senior secured super-priority credit facility and the related guarantees to the lenders under the Priming Facility. The assets and stock of the Company’s subsidiaries outside of North America were not pledged to secure the Priming Facility.

As of April 30, 2014, there was $18.0 million outstanding under the Priming Facility with no borrowing availability.  The failure to sell the Company by April 30, 2014, the failure to pay the amount outstanding by the maturity date of April 30, 2014 and the filing of the Chapter 11 Cases triggered the acceleration of the Company’s financial obligations under the Priming Facility.  On or around May 7, 2014, following the effective date of the DIP Credit Facility, $20.7 million under the DIP Credit Facility was funded and used in part to repay in full the obligations outstanding under the Priming Facility of approximately $18.1 million, and as of such date the Priming Facility was terminated.

Cross-Defaults

Defaults under the First Lien Credit Facility and the Priming Facility may also constitute defaults under cross-default provisions found in other debt obligations of the Debtors, including, but not limited to, capital leases. As a result, the liabilities relating to these agreements have been classified as current in the consolidated financial statements.

Capital Leases

On August 17, 2012, the Company entered into an equipment financing arrangement with CapitalSource Bank.  The lease is a three-year lease for equipment cost up to $10.0 million.  As of March 31, 2014, there was approximately $1.7 million outstanding under this lease arrangement, with monthly payments of $0.1 million and an implied interest rate of 7.09%.

During 2012, the Company entered into three other capitalized leases with commercial financial institutions. These leases are for terms of three to four years for equipment cost of $0.3 million with implied interest rates from 5.42% to 8.72%. As of March 31, 2014, there was approximately $0.1 million outstanding under these leases.

In accordance with the terms of the Sixth Amendment to the First Lien Credit Facility discussed above, the Company is limited to $6.0 million in total capital leases.

Line of Credit – China Bank

On May 14, 2013, the Company entered into a Chinese Yuan (“CNY”) 160.0 million line of credit with the China Construction Bank (“CCB”) consisting of a CNY 90.0 million property, plant and equipment term loan, a CNY 60.0 million working capital credit facility and a CNY 10.0 million international trade financing credit facility as discussed below. There are certain restrictions the Company has agreed to under this line of credit which include not pledging as collateral any assets of the Company’s China entity to any third party except CCB.

Term Loans China Bank

As of March 31, 2014, the Company had two unsecured term loans with the CCB. One loan is denominated in U. S. dollars and the other loan is denominated in the Chinese Yuan (“CNY”). The maximum amount that can be borrowed under these term loans is CNY 90.0 million ($14.6 million). The US dollar denominated loan limit is $7.0 million, and the CNY denominated loan limit is CNY 46.0 million ($7.5 million). The borrowings on these loans can only be used to finance the construction of the Company’s new facility in China and were entered into on July 8, 2013. Proceeds from the US dollar denominated loan are used to purchase machinery and equipment from suppliers not located in China, and the proceeds from the CNY denominated loan are used to purchase machinery and equipment from suppliers located in China. Each of these loans is for a term of seven years; interest is paid monthly with semi-annual principal payments beginning December 31, 2015 and ending June 30, 2020. The interest rate for the US dollar denominated loan is LIBOR plus 380 basis points and is reset every three months. The interest rate for the CNY denominated loan is the lending interest rate quoted by the People’s Bank of China and is reset on annual basis. As of March 31, 2014, there was $11.2 million outstanding under these term loans consisting of $4.1 million outstanding under the US dollar denominated loan and CNY 43.9 million ($7.1 million) outstanding under the CNY denominated loan, and the weighted average interest rate was 5.64%. Each term loan agreement contains a subjective acceleration clause. Based on current facts and circumstances, debt outstanding under the term loans with CCB have been classified as current in the Consolidated Balance Sheet.

Non-Dollar Denominated Credit Facilities

As of March 31, 2014, the Company had eight credit facilities with several of its international subsidiaries.

The Company has a CNY 60.0 million ($9.7 million) unsecured working capital facility with the CCB and is permitted to make monthly borrowings in both CNY and U. S. dollars. Each monthly borrowing has a maturity date of one year from the borrowing date and interest is paid monthly. The interest rate for U. S. dollar borrowings is LIBOR plus 350 basis points (variable market rate) and is reset every three months. The interest rate for CNY borrowings is the lending interest rate quoted by the People’s Bank of China plus 5.0%. As of March 31, 2014, there was CNY 28.4 million ($4.6 million) outstanding under these term loans consisting of $3.6 million (CNY 22.2 million) outstanding under the US dollar borrowings and CNY 6.2 million ($1.0 million) outstanding under the CNY borrowings, and the weighted average interest rate was 4.51%. This credit facility is subject to an annual renewal review in May of each year and may be terminated by either CCB or the Company.

The Company has a CNY 10.0 million ($1.6 million) international trade financing credit facility primarily in place to support the issuance of international letters of credit outside of China. There were no amounts outstanding under this credit facility as of March 31, 2014, and the Company has no plans to borrow under this facility in the foreseeable future.

The Company has two credit facilities with German banks aggregating to EUR 6.0 million ($8.3 million). These revolving credit facilities bear interest at various market rates, and are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of March 31, 2014, there were no amounts outstanding under the lines of credit, there were EUR 2.1 million ($2.9 million) of bank guarantees and letters of credit outstanding, and EUR 3.9 million ($5.4 million) available under these credit facilities.

The Company has three credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.2 million). These credit facilities bear interest at various market rates, and are primarily for cash management purposes. There was EGP 9.7 million ($1.4 million) outstanding under these lines of credit, EGP 3.4 million ($0.5 million) of bank guarantees and letters of credit outstanding, and EGP 1.9 million ($0.3 million) available under these credit facilities as of March 31, 2014.

The Company has a BAHT 600.0 million ($18.5 million) Trade on Demand Financing (accounts receivable) facility with Thai Military Bank Public Company Limited (“TMB”).  This facility bears interest at LIBOR plus 1.75%, is unsecured and may be terminated at any time by either TMB or the Company. This facility permits the Company to borrow funds upon presentation of proper documentation of purchase orders or accounts receivable from its customers, in each case with a maximum term not to exceed 180 days. The Company maintains a bank account with TMB, assigns rights to the accounts receivable used for borrowings under this facility, and instructs these customers to remit payments to the bank account with TMB.  TMB may, in its sole discretion, deduct or withhold funds from the Company’s bank account for settlement of any amounts owed by the Company under this facility. There was approximately BAHT 372.4 million ($11.5 million) outstanding and BAHT 227.6 million ($7.0 million) available under this facility as of March 31, 2014.

Following the failure to sell the Company and the filing of the Chapter 11 Cases, substantially all of the Company’s pre-petition debt is in default.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The fair value of the First Lien Credit Facility as of March 31, 2014 was indeterminable due to the current financial condition of the Company. The carrying amount of the remaining long-term debt of $13.0 million as of March 31, 2014 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

The Company has assets measured and recorded at fair value on a non-recurring basis.  These non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value only if an impairment charge is recognized.

12. Stock-Based Compensation –

As of March 31, 2014, there were 968,561 stock options outstanding with an exercise price range of $0.67 to $11.57 and a weighted average exercise price of $4.80. During the three months ended March 31, 2014, there were no shares of restricted stock or stock options issued. There were 74,937 shares of restricted stock issued and 20,000 options issued during the three months ended March 31, 2013.  There were no options exercised during the first three months of 2014 and 235,945 options were exercised during the three months ended March 31, 2013. Stock-based compensation expense of $365 thousand was recognized during the three months ended March 31, 2014 and the effect of forfeitures on compensation expense was approximately $556 thousand. Stock-based compensation expense of $155 thousand was recognized during the three months ended March 31, 2013.

All outstanding stock options are held by employees and former employees of the Company and have an expiration date of 10 years from the date of grant. At March 31, 2014, the average remaining contractual life of options outstanding and exercisable was 2.5 years.

13. Income Taxes –

Income tax expense (benefit) for the three months ended March 31, 2014 and 2013 was $0.1 million and ($2.8) million. The provision for income taxes is recorded at the estimated annual effective tax rates for each tax jurisdiction based on fiscal year to date results. The effective tax rates were (1.2%) and 53.3% for the three months ended March 31, 2014 and 2013, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate in 2014 is due to the mix of the international jurisdictional rates and the fact that the U.S. is recording a full valuation allowance for its deferred tax assets.  During the quarter ended March 31, 2014, the valuation allowance increased approximately $3.7 million. In the three months ended March 31, 2013, the difference in the effective rate is due to international rate differences and U.S. permanent differences relating to foreign taxes for which no benefit was recorded.

14. Commitments and Contingencies –

Officer Incentive and Employee Retention Plans

Effective February 12, 2014, the Board of Directors of the Company approved the Key Executive Incentive Plan (the “KEIP”) and the Key Employee Retention Plan (the “KERP”). The KEIP is for the Company’s officers and is designed to preserve and enhance the financial condition of the Company and to consummate the Restructuring. The KEIP covers eight of the Company’s officers and provides an opportunity to earn an incentive bonus upon the closing of a recapitalization of the Company.  The Company’s President and Chief Executive Officer is not participating in the KEIP.  The KERP covers approximately 20 of the Company’s key employees and provides an opportunity for the key employees to earn an incentive bonus upon the closing of a recapitalization of the Company. The KEIP has an estimated cost ranging from $1.0 million to $1.3 million, and the KERP has an estimated cost of approximately $0.6 million. Given the uncertainty as to successfully completing a recapitalization and the related timing, no amounts have been accrued as of March 31, 2014.

Warranties

The Company’s products are sold and installed with specified limited warranties as to material quality and workmanship. These limited warranties may last for up to 20 years, but are generally limited to repair or replacement by the Company of the defective liner or the dollar amount of the contract involved, on a prorated basis. The Company may also indemnify the site owner or general contractor for other damages resulting from negligence of the Company’s employees. The Company accrues a warranty reserve based on estimates for warranty claims. This estimate is based on historical claims history and current business activities and is accrued as a cost of sales in the period such business activity occurs. The table below reflects a summary of activity of the Company’s operations for warranty obligations for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013
	(in thousands)
Balance at January 1,	$800	$1,175
Provision / changes in estimates	(19)	(15)
Payments	—	—
Balance at March 31,	$781	$1,160

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

Bonding – Bank Guarantees –

The Company, in some direct sales and raw material acquisition situations, is required to post performance bonds or bank guarantees as part of the contractual guarantee for its performance. The performance bonds or bank guarantees can be in the full amount of the contracts. To date the Company has not received any claims against any of the posted securities, most of which terminate at the final completion date of the contracts. As of March 31, 2014, the Company had $5.5 million of bonds outstanding and $5.4 million of guarantees issued under its bank lines.

Litigation and Claims –

The Company is a party to various legal actions arising in the ordinary course of its business. These legal actions cover a broad variety of claims spanning the Company’s entire business. The Company does not believe these legal actions will, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or cash flows.

On May 4, 2014, the Company and certain of its U.S. affiliates filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of Chapter 11 of the Bankruptcy Code.  Following the failure to sell the Company and the filing of the Chapter 11 Cases, substantially all of the Company’s indebtedness is in default.  See Note 2 for further discussion.

15. Segment Information –

The Company’s operating and external reporting segments are based on geographic regions, which is consistent with the basis of how management internally reports and evaluates financial information used to make operating decisions. The Company’s reportable segments are North America, Europe Africa, Asia Pacific, Latin America and Middle East.

The following tables present information about the results of the Company’s reportable segments for the periods presented.

	Three months ended March 31, 2014
	North America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands, except percentages)
Net sales to external customers	$35,562	$17,156	$18,087	$6,542	$2,359	$79,706
Intersegment sales	3,927	323	845	—	3,554	8,649
Total segment net sales	39,489	17,479	18,932	6,542	5,913	88,355
Gross profit	5,310	1,355	919	258	171	8,013
Gross margin	14.9%	7.9%	5.1%	3.9%	7.3%	10.1%

	Three months ended March 31, 2013
	North America	Europe Africa	Asia Pacific	Latin America	Middle East	Total
	(in thousands, except percentages)
Net sales to external customers	$41,374	$22,353	$16,587	$11,704	$3,116	$95,134
Intersegment sales	6,950	24	3,787	—	1,037	11,798
Total segment net sales	48,324	22,377	20,374	11,704	4,153	106,932
Gross profit	8,947	157	2,199	1,511	443	13,257
Gross margin	21.6%	0.7%	13.3%	12.9%	14.2%	13.9%

The following tables reconcile the net sales information presented above to the condensed consolidated financial statements.

	Three Months ended March 31,
	2014	2013
	(in thousands)
Total segment net sales	$88,355	$106,932
Intersegment sales	(8,649)	(11,798)
Consolidated net sales	$79,706	$95,134

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis together with our unaudited condensed consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014. This discussion and analysis contain forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Forward-Looking Statements.”

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

The ongoing European recession, the downturn in the global mining industry, increased competition domestically and internationally, and escalated operational expenditures and increased selling, general and administrative expenses in anticipation of strategic growth which did not occur have put a strain on our financial condition.  Additionally, at the same time that revenue declined during the last four quarters, we made significant investments in growth capital expenditures.  While we expect that these investments will play an important role in our future success, this spending unfortunately coincided with an unanticipated downturn in our financial performance.

Our management team has taken a series of operational and financial measures in an attempt to respond to challenging market conditions.  These include attempting to broaden our supplier base and thereby increasing price competition, finding alternative sources of resins, and focusing on higher margin products.  Our efforts to broaden and improve supplier support have been hampered by the deterioration in our business and the uncertain future regarding our recapitalization and sale process.  We have also started implementing measures which we expect will result in significant annual cost savings, including reducing professional fees and employee headcount.  Nevertheless, given the severity of our current cash flow situation, we have been unable to maintain profitability through cost-cutting and self-help measures alone.

First Lien Credit Facility Amendments, the Priming Facility and Sale Efforts

Upon recognizing that we would have difficulty meeting our financial covenants under our first lien senior secured credit facility (as amended from time to time, the “First Lien Credit Facility”), we entered into the waiver and sixth amendment to the First Lien Credit Facility (the “Sixth Amendment”) in July 2013.  In addition to waiving any default caused by our failure to be in compliance with our total leverage ratios as of June 30, 2013, and modifying the maximum total leverage ratios under the First Lien Credit Facility, the Sixth Amendment required us to use our best efforts to raise $30 million of unsecured mezzanine debt or other subordinated capital on or before October 31, 2013.  In July 2013, we engaged Moelis & Company LLC (“Moelis”) to assist us with seeking to raise these funds, the first $20 million of which was to be applied to pay down the First Lien Credit Facility.  Despite our best efforts, we were unable to secure such financing as of the October 31, 2013 deadline.  Beginning in September 2013, we also sought to secure a complete refinancing of the First Lien Credit Facility.  To that end, we conducted a three-month financing process, which involved contacting 71 potential investors.  However, such efforts were ultimately unsuccessful.

In January 2014, we entered into certain waivers and amendments to the First Lien Credit Facility during 2014, pursuant to which the lenders waived any default arising as a result of the potential failure by us to be in compliance with (i) the maximum total leverage ratio as of September 30, 2013, October 31, 2013, November 30, 2013 and December 31, 2013, and (ii) the minimum interest coverage ratio as of December 31, 2013.  The lenders also waived any actual or potential defaults of the maximum total leverage ratio or the minimum interest coverage ratio through March 30, 2014 (subsequently extended to April 30, 2014).

On January 10, 2014, we entered into a $15.0 million secured revolving super-priority credit facility (the “Priming Facility”).  On April 17, 2014, the Priming Facility was increased from $15.0 million to $18.0 million to provide additional liquidity to support our operations in the ordinary course of business.

Under the terms of the First Lien Credit Facility and the Priming Facility, an acceptable sale was required to be completed no later than April 30, 2014.

With the assistance of Moelis, we contacted approximately 120 buyers in January 2014.  Of those prospective buyers, three prospective buyers submitted letters of intent by February 21, 2014, the milestone for such letters.  Additionally, we received a letter of intent from one prospective buyer after February 21, 2014.  The initial bids proposed in these letters were within a range which did not provide sufficient value to repay our current and projected funded indebtedness.  Although we pursued multiple prospective buyers in an effort to capitalize on bidding dynamics, the final range of bids was likewise insufficient.  Indeed, Moelis determined that even the highest final bid would have resulted in a recovery to lenders under the First Lien Credit Facility of less than 70 percent of their claims.  We made every effort to attract higher bids, including agreeing to a letter of intent with a prospective buyer and sharing access to a dataroom of our operational and financial information, arranging additional site visits, scheduling meetings with our personnel and providing limited expense reimbursement.  At the same time, in order to pursue all available options, we worked with our lenders on structuring alternative restructuring transactions.

Chapter 11 Bankruptcy Filings and Plan of Reorganization

Simultaneously with the sale process, we entered into negotiations with our lenders under the First Lien Credit Facility to identify alternative transaction structures if the sale process did not result in an acceptable offer.  As it became clear that a sale process would not yield a bid that cleared par value of our pre-petition funded debt, negotiations with our lenders under the First Lien Credit Facility intensified.  Following good faith negotiations among us and our lenders, the terms of a comprehensive deal were memorialized among us and the holders of 100% of the aggregate principal amount of the loans outstanding under the First Lien Credit Facility in a Restructuring Support Agreement (the “Restructuring Support Agreement”).

The Restructuring Support Agreement sets forth the terms through which we expect to effectuate a comprehensive deleveraging of the consolidated balance sheet (the “Restructuring”) pursuant to a prearranged Chapter 11 plan of reorganization (the “Plan”).  To implement the Restructuring, on May 4, 2014, our U.S. entities filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases are being jointly administered under the caption In re GSE Environmental, Inc., et al., Case No. 14-11126 (the “Chapter 11 Cases”).  We also filed a disclosure statement related to the Plan, which describes the terms and provisions of the Plan, including certain effects of confirmation of the Plan, certain risk factors associated with securities to be issued under the Plan, the manner in which distributions will be made under the Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan must follow for their votes to be counted.  If approval is obtained, we then expect to move forward soliciting votes for the proposed Plan in an expedited manner. However, there can be no assurance that the Plan will be confirmed in this time frame or in the manner proposed.  We will continue to operate our business and manage our properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Plan contemplates, among other things, that we will reorganize as a going concern and adopt an appropriate post-emergence balance sheet.  Specifically, the Plan contemplates a substantial reduction in our funded debt obligations by satisfying all obligations under the First Lien Credit Facility with the issuance of new common equity.  As part of the Plan contemplated by the Restructuring Support Agreement, all existing shares of common stock would be cancelled for no consideration.

Pursuant to the terms of the Restructuring Support Agreement, the lenders under the First Lien Credit Facility agreed to, among other things, and subject to certain conditions: (a) support and take all reasonable actions necessary or reasonably requested by us to facilitate the implementation of the Restructuring pursuant to the Plan; (b) provide a $45 million super-priority priming delayed-draw debtor in possession term loan facility; (c) backstop the funding of the financing facility to fund distributions under the Plan and ensure that our reorganized company is properly capitalized (the “Exit Facility”) in the event we are unable to secure such a facility from a third party; (d) not support or solicit any plan in opposition to the Plan; and (e) vote to accept the Plan.

The Plan also calls for significant recoveries for general unsecured creditors.  More specifically, the Plan provides for payment in full of claims of trade creditors that agree to enter into an agreement to provide trade terms no less advantageous than those terms provided 12 months prior to May 4, 2014 for at least 12 months following the effective date of the Plan and also provides for an amount of cash for other general unsecured claims, which we believe will be sufficient to pay such claims in full.  Distributions under the Plan will be funded with cash on hand, as well as the proceeds of the Exit Facility.

The failure to sell our company by April 30, 2014 and the subsequent filing of the Chapter 11 Cases triggered the acceleration of financial obligations under the terms of the First Lien Credit Facility and the Priming Facility.  On or around May 7, 2014, following the effective date of the DIP Credit Facility (as defined below), the DIP Credit Facility was partially funded and used in part to repay in full the obligations outstanding under the Priming Facility of approximately $18.1 million, and as of such date the Priming Facility was terminated.  In addition, the defaults under the First Lien Credit Facility and the Priming Facility may also constitute defaults under cross-default provisions found in other of our debt obligations, including, but not limited to, capital leases. We believe that any efforts to enforce the remaining financial obligations in the U.S are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court.

Debtors-in-Possession

We are currently operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. In general, as debtors in possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  On May [6], 2014, the Bankruptcy Court signed a variety of “first day” orders. These orders included an interim order that will allow us to continue to pay general unsecured creditors in the ordinary course of business and an order to continue existing customer programs. Other orders that provide us the ability to continue to operate our business in the ordinary course without interruption, covered, among other things, employee wages and benefits, tax matters, insurance matters, and cash management. We also received authority, on an interim basis, to enter into a $45.0 million debtor-in-possession credit facility to fund operations as we move forward with our comprehensive debt restructuring (the “Interim Order”).

Absent a successful Restructuring, there is substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern depends on emerging from the Chapter 11 proceedings, the achievement of profitable operations, the ability to generate sufficient cash from operations, and financing sources to meet obligations.  Until the completion of the Chapter 11 Cases, our future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

DIP Credit Facility

Effective May 6, 2014, we entered into a debtor-in-possession credit agreement that provides for aggregate borrowings of up to $45.0 million under a super-priority priming delayed-draw term loan facility (the “DIP Credit Facility”), of which $35.0 million was available on or around May 7, 2014,after entry by the Bankruptcy Court of the Interim Order and satisfaction of other borrowing conditions.  The remaining $10.0 million of borrowing availability under the DIP Credit Facility is expected to become available upon entry by the Bankruptcy Court of the Final Order approving the DIP Credit Facility.  On or around May 7, 2014, approximately $18.1 million of borrowings under the DIP Credit Facility were used to repay all amounts outstanding under the Priming Facility.  We believe that the remaining availability under the DIP Credit Facility will provide us with sufficient liquidity to finance our operations in the ordinary course as we seek confirmation of the Plan.

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

The following table presents our net sales by segment for the period presented, as well as gross profit and gross profit as a percentage of sales from each segment:

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Three months ended March 31, 2014
Net sales	$35,562	$17,156	$18,087	$6,542	$2,359
Gross profit	5,310	1,355	919	258	171
Gross margin	14.9%	7.9%	5.1%	3.9%	7.3%

	North America	Europe Africa	Asia Pacific	Latin America	Middle East
	(in thousands, except percentages)
Three months ended March 31, 2013
Net sales	$41,374	$22,353	$16,587	$11,704	$3,116
Gross profit	8,947	157	2,199	1,511	443
Gross margin	21.6%	0.7%	13.3%	12.9%	14.2%

The following table presents our net sales from each segment, as a percentage of total net sales:

	Three Months Ended March 31,
	2014	2013
North America	44.6%	43.5%
Europe Africa	21.5	23.5
Asia Pacific	22.7	17.4
Latin America	8.2	12.3
Middle East	3.0	3.3
Total	100.0%	100.0%

North America

North America net sales decreased $5.8 million, or 14.0%, during the first three months of 2014 to $35.6 million from $41.4 million in the first three months of 2013. North America net sales decreased approximately $10.6 million due to decreases in volume shipped, which was partially offset by increased selling prices and changes product mix. North America gross profit decreased $3.6 million, or 40.7%, during the first three months of 2014 to $5.3 million from $8.9 million in the first three months of 2013. North America gross profit decreased $2.3 million due to decreases in volume shipped and $1.6 million due to increased manufacturing costs, which were partially offset by changes in product mix. The continued competitive environment and difficulties in the North America market had a negative effect on net sales and gross profit during the three months ended March 31, 2014.

Europe Africa

Europe Africa net sales decreased $5.2 million, or 23.2%, during the first three months of 2014 to $17.2 million from $22.4 million in the first three months of 2013. Net sales decreased $5.9 million due to decreases in volume shipped, which was partially offset by changes in product mix. Europe Africa net sales were positively affected by $0.7 million due to changes in foreign currency exchange rates. Europe Africa gross profit increased $1.2 million to $1.4 million in the first three months of 2014 compared to $0.2 million in the first three months of 2013 primarily due to changes in product mix.

Asia Pacific

Asia Pacific net sales increased $1.5 million, or 9.0%, during the first three months of 2014 to $18.1 million from $16.6 million in the first three months of 2013. Net sales increased $2.4 million due to increases in volume shipped, which was partially offset by changes in product mix. Asia Pacific gross profit decreased $1.3 million, or 58.2%, during the first three months of 2014 to $0.9 million from $2.2 million in the first three months of 2013 primarily due to the changes in product mix and increased manufacturing costs.

Latin America

Latin America net sales decreased $5.2 million, or 44.1%, during the first three months of 2014 to $6.5 million from $11.7 million in the first three months of 2013 primarily due to decreases in volume shipped. Latin America gross profit decreased $1.2 million, or 82.9%, during the first three months of 2014 to $0.3 million from $1.5 million in the first three months of 2013. Gross profit increased $0.7 million due to the decrease in volume shipped and $0.5 million due to changes in product mix and increased manufacturing costs.

Middle East

Middle East net sales decreased $0.7 million, or 24.3% to $2.4 million during the first three months of 2014 from $3.1 million in the first three months of 2013 primarily due to a decrease in selling prices. Middle East gross profit decreased $0.2 million to $0.2 million in the first three months of 2014 from $0.4 million in the first three months of 2013, primarily due an increase in manufacturing costs.

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

Although environmental regulations may not be as stringent or may not be enforced in emerging markets, we believe these regulations will continue to develop and to be enforced more diligently. In developed markets, existing regulations, which often specify our products, tend to be highly specific and stringently enforced. As a result, regulatory changes in developed markets tend to affect new end markets, such as coal ash containment in the United States.

Seasonality.  Due to the significant amount of our projects in the northern hemisphere (North America and Europe), our operating results are affected by seasonal weather patterns in these markets. Our sales in the first and fourth quarters of the calendar year have historically been lower than sales in the second and third quarters. This is primarily due to lower activity levels in our primary end markets during the winter months in the northern hemisphere. The effect of this seasonality is partially mitigated by our mining and liquid containment end markets, which are located predominantly in the southern hemisphere. As our mining end market becomes a greater source of our sales, we expect seasonality to be further mitigated.

Resin Cost Volatility.  Resin-based material, derived from crude petroleum and natural gas, accounted for 77.6% of our cost of products for the three months ended March 31, 2014. Our ability to both manage the cost of our resin purchases as well as pass fluctuations in the cost of resin through to our customers is critical to our profitability. Fluctuations in the price of crude oil affect the cost of resin. In addition, planned and unplanned outages in facilities that produce polyethylene and its feedstock materials have historically affected the cost of resin. In 2010, we implemented successful performance initiatives that focused on reducing the risk of volatility in resin costs on our profitability. We have developed policies, procedures, tools and organizational training procedures to enable better resin cost management and facilitate the efficient pass through of increases in our resin costs to our customers. These initiatives included diversifying our resin sources, hiring a polyethylene expert to lead procurement, implementing pricing tools that account for projected resin pricing, institutionalizing a bid approval process, creating a plant sourcing decision model, and running a large project tracking process. As a result of these policies, we were able to effectively manage the volatility in resin prices during 2013 and 2012, which minimized the effect of resin price volatility on our results of operations. While the significant majority of our products are sold under orders that include 30-day re-pricing provisions at our option, and while we have taken advantage of this option in the past, the policies, processes, tools and organizational training procedures described above allow us to limit the need to re-price projects already under contract. This, in turn, helps us better manage our relationships with our customers. We believe that managing the risks associated with volatility in resin costs is now among our critical and core competencies. However, substantial doubts about our ability to continue as a going concern absent a successful Restructuring and uncertainty about our financial condition could cause trade creditors to discontinue offering credit to us on acceptable terms or at all. A contraction in the availability of trade credit would increase cash requirements, and could affect our ability to obtain raw materials in a timely manner, which could have a material adverse effect on our business and financial condition.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	Three Months Ended March 31,		Period over
	2014	2013	Period Change
	(in thousands)
Net sales	$79,706	$95,134	$(15,428)	(16)%
Cost of products	71,693	81,877	(10,184)	(12)
Gross profit	8,013	13,257	(5,244)	(39)
Selling, general and administrative expenses	12,456	14,039	(1,583)	(11)
Amortization of intangibles	475	359	(116)	(32)
Operating loss	(4,918)	(1,141)	(3,777)	(331)
Other expenses:
Interest expense, net	5,413	3,763	(1,650)	(44)
Other expense, net	574	339	(235)	(69)
Loss before income taxes	(10,905)	(5,243)	(5,662)	(108)
Income tax provision (benefit)	146	(2,796)	(2,942)	(105)
Net loss	$(11,051)	$(2,447)	$(8,604)	(352)%

Net sales

Consolidated net sales decreased $15.4 million, or 16.2%, to $79.7 million for the three months ended March 31, 2014 from $95.1 million for the three months ended March 31, 2013. Consolidated net sales decreased $18.5 million due to lower volumes in North America, Europe Africa and Latin America. Consolidated net sales were positively affected by approximately $2.5 million due to increases in selling prices and changes in product mix and $0.6 million due to changes in foreign currency exchange rates, principally the Euro.

Cost of Products

Cost of products decreased $10.2 million, or 12.4%, to $71.7 million for the three months ended March 31, 2014 from $81.9 million for the three months ended March 31, 2013. Cost of products decreased $15.8 million due to the lower volumes which were partially offset by an increase in raw material cost of $2.7 million, which was passed on to our customers in increased selling prices, increased manufacturing costs and approximately $0.6 million from changes in foreign currency exchange rates, principally the Euro.

Gross Profit

Consolidated gross profit for the three months ended March 31, 2014 decreased $5.3 million, or 39.6%, to $8.0 million compared to $13.3 million for the three months ended March 31, 2013 due to the factors noted above. Gross profit as a percentage of sales was 10.1% for the three months ended March 31, 2014 compared with 13.9% for the three months ended March 31, 2013.

Selling, General and Administrative Expenses

SG&A expense for the three months ended March 31, 2014 was $12.5 million compared to $14.0 million for the three months ended March 31, 2013, a decrease of $1.5 million. SG&A expense for the three months ended March 31, 2014 and 2013 includes non-recurring professional fees of approximately $3.0 million and $0.6 million, respectively. Excluding these professional fees, SG&A expense for the three months ended March 31, 2014 decreased approximately $3.9 million primarily due to reduced personnel-related costs as well as other miscellaneous costs. SG&A as a percentage of sales for the three months ended March 31, 2014 was 15.6% compared to 14.8% for the three months ended March 31, 2013.

Other Expenses

Interest expense was $5.4 million for the three months ended March 31, 2014 compared to $3.8 million for the three months ended March 31, 2013. The $1.6 million increase in interest expense in the three months ended March 31, 2014 was primarily due to higher interest rates and levels of debt when compared to the prior year period. The weighted average debt balance outstanding was $207.4 million and $179.5 million for the three months ended March 31, 2014 and 2013, respectively; weighted average effective interest rates were 9.0% and 7.3% for the three months ended March 31, 2014 and 2013, respectively.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended March 31, 2014 and 2013 was $0.1 million and ($2.8) million, respectively. The provision for income taxes is recorded at the estimated annual effective tax rates for each tax jurisdiction based on fiscal year to date results. The effective tax rates were (1.2%) and 53.3% for the three months ended March 31, 2014 and 2013, respectively. The difference in the effective tax rate compared with the U.S. federal statutory rate in 2014 is due to the mix of the international jurisdictional rates and the fact that the U.S. is recording a full valuation allowance for its deferred tax assets.  In the three months ended March 31, 2013, the difference in the effective rate is due to international rate differences and U.S. permanent differences relating to foreign taxes for which no benefit is being recorded.

Adjusted EBITDA

Adjusted EBITDA was $2.2 million during the three months ended March 31, 2014, a decrease of $1.2 million, or 35.7%, from $3.4 million during 2013. The decrease in Adjusted EBITDA was primarily due to a decrease in our gross profit of $5.3 million, which was partially offset by a $1.5 million decrease in SG&A and an increase of $2.4 million in our professional fees add-back.

Adjusted EBITDA represents net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization of property, plant and equipment and intangibles, foreign currency transaction gains/losses, restructuring expenses, certain professional fees, stock-based compensation expense, management fees paid to CHS, and public offering related costs.   Disclosure in this Quarterly Report on Form 10-Q of Adjusted EBITDA,  which is a “non-GAAP financial measure,” as defined under the rules of the SEC, is intended as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss), earnings per share or any other performance measures derived in accordance with GAAP. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by unusual or non-recurring items.

We believe this measure is meaningful to our investors to enhance their understanding of our financial performance. Although Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs, we understand that it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance and to compare our performance with the performance of other companies that report Adjusted EBITDA.  Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. The following table reconciles net loss to Adjusted EBITDA for the periods presented in this table and elsewhere in this Quarterly Report on Form 10-Q.

The following table reconciles net loss, the most comparable GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net loss	$(11,051)	$(2,447)
Interest expense, net	5,413	3,763
Income tax provision (benefit)	146	(2,796)
Depreciation and amortization expense	4,291	3,724
Foreign exchange loss	482	371
Restructuring expense	89	—
Professional fees	2,974	596
Stock-based compensation	(191)	155
Other	17	9
Adjusted EBITDA	$2,170	$3,375

Liquidity and Capital Resources

We rely on cash from operations, borrowings when available and other financing arrangements around the world as our primary source of liquidity. The effects on our business operations resulting from the commencement of the Chapter 11 Cases could adversely affect the amount of and availability of our internally generated funds.

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

Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor in the U.S., including most actions to collect pre-petition indebtedness or to exercise control over our property.  Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to compromise under a plan of reorganization.  Substantially all of our pre-petition debt is in default.

Cash and Cash Equivalents

As of March 31, 2014, we had $14.0 million in cash and cash equivalents.  We maintain cash and cash equivalents at various financial institutions located in the United States, Germany, Thailand, Egypt, Chile and China. As of March 31, 2014, $2.6 million, or 19%, was held in domestic accounts and approximately $11.4 million, or 81%, was held in accounts outside of the United States with.

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

Description of Credit Facilities

DIP Credit Facility

Effective May 6, 2014, we entered into the DIP Credit Facility, of which $35.0 million was available on or around May 7, 2014 after entry by the Bankruptcy Court of the Interim Order and satisfaction of other borrowing conditions.  The remaining $10.0 million of borrowing availability under the DIP Credit Facility is expected to become available upon entry by the Bankruptcy Court of the Final Order approving the DIP Credit Facility.

Proceeds from the DIP Credit Facility may be used (i) for working capital, capital expenditures, payment of costs of administration of the Chapter 11 Cases, payment of fees and expenses incurred in connection with the DIP Credit Facility and other such pre-petition expenses as the Bankruptcy Court shall approve, and (ii) to repay in full the obligations outstanding under the prepetition Priming Facility. On or around May 7, 2014, following the effective date of the DIP Credit Facility, $35.0 million under the DIP Credit Facility was available and used in part to repay in full the obligations outstanding under the prepetition Priming Facility of approximately $18.1 million, and as of such date the Priming Facility was terminated.  After that repayment and after deducting certain fees and expenses in connection with entering into the DIP Credit Facility, we received net cash proceeds of $1.5 million and approximately $14.3 million of the initially approved $35.0 million was immediately available under the DIP Credit Facility.

The DIP Credit Facility was scheduled to mature on the earliest to occur of (i) November 4, 2014, (ii) the date on which the DIP Credit Facility shall terminate in accordance with the provisions of the DIP Credit Facility, (iii) the effective date of a plan of reorganization or (iv) the date of a sale of all or substantially all of our assets under Section 363 of the Bankruptcy Code (such date, the “Termination Date”).  Borrowings are due and payable in full on the Termination Date.  Outstanding borrowings under the DIP Credit Facility are pre-payable without penalty.

The DIP Credit Facility requires us to maintain certain financial covenants. We must not exceed established cumulative capital expenditure thresholds. For the period from May 6, 2014 to September 30, 2014, our cumulative capital expenditures must be no more than $950,000.  We must maintain minimum liquidity (equal to the sum of availability under the DIP Credit Facility and North American book cash, which is subject to an account control agreement) of $3.5 million at all times.  We shall also adhere to a line item budget approved by the lenders under the DIP Credit Facility, subject to certain limited permitted variances.

The DIP Credit Facility requires us to comply with customary affirmative and negative covenants. Such affirmative covenants require us to, among other things, preserve corporate existence, comply with laws, pay tax obligations, maintain insurance, conduct update calls with the administrative agent and lenders to discuss liquidity levels and variances from the agreed-upon budget, maintain properties in good working order and maintain all rights, privileges, qualifications, permits, licenses and franchises necessary in the normal conduct of our business, and maintain cash in approved deposit accounts subject to account control agreements, in each case subject to thresholds and exceptions set forth as set forth in the DIP Credit Facility.

Restrictions imposed through the negative covenants affect our ability to, among other things, incur debt, create liens or permit liens to exist, engage in mergers and acquisitions, conduct asset sales or dispositions of property, make dividends and other payments in respect of capital stock, prepay certain indebtedness, pay certain earn-out obligations, change lines of business, make investments, loans and other advances, engage in transactions with affiliates, amend organizational documents or the terms of any other debt, and create or permit to exist any claim, lien or encumbrance that is pari passu or senior to claims of the lenders, in each case, subject to thresholds and exceptions as set forth in the DIP Credit Facility.

The DIP Credit Facility contains customary events of default, including, among other things:  nonpayment of principal, interest and other fees or other amounts after stated grace periods; material inaccuracy of representations and warranties; violations of covenants; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended, or “ERISA”; non-perfection of security interest; failure to comply with the agreed-upon budget; the exceeding of permitted variances under the agreed-upon budget; and customary bankruptcy-related events of default.

The obligations under the DIP Credit Facility are guaranteed on a senior secured basis by the Company and each of its existing and future wholly-owned domestic subsidiaries, other than any excluded subsidiaries. The obligations are secured by a first priority perfected security interest in substantially all of the guarantors’ assets, subject to certain exceptions, permitted liens and permitted encumbrances under the DIP Credit Facility.

First Lien Credit Facility

We have the First Lien Credit Facility originally in the amount of $170.0 million consisting of term loan commitments originally in the amount of $135.0 million (as amended from time to time, the “First Lien Term Loan”) and $35.0 million of revolving loan commitments (as amended from time to time, the “Revolving Credit Facility”).

On April 18, 2012, the First Lien Credit Facility was amended to increase the First Lien Term Loan commitments from $135.0 million to $157.0 million, resulting in aggregate capacity of $192.0 million immediately following such amendment. We used the additional borrowing capacity under the First Lien Term Loan to repay in full all outstanding indebtedness under, and to terminate, our second lien senior secured credit facility and to pay related fees and expenses.

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

 On July 30, 2013, we entered into the Sixth Amendment to the First Lien Credit Facility, pursuant to which the lenders waived our default arising as a result of the failure by us to be in compliance with the maximum total leverage ratio as of June 30, 2013.  The maximum total leverage ratio for the twelve months ending September 30, 2013, December 31, 2013, and March 31, 2014 was also modified to 6.50:1.00, 6.25:1.00, and 5.17:1.00, respectively.  Beyond March 31, 2014, the maximum total leverage ratios covenants were not changed by the Sixth Amendment. The total leverage ratio covenant is 4.75:1.00 for the twelve months ended June 30, 2014 and becomes even more restrictive after that date. As of March 31, 2014, the total leverage ratio was 15.01:1.00.

In addition, commencing on October 31, 2013 and continuing until our total leverage ratio is less than 5.00:1.00, we have agreed that the total leverage ratio as of the last day of any fiscal month that is the first or second fiscal month of a fiscal quarter will not be greater than the maximum total leverage ratio required for the most recently completed fiscal quarter.

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

As a result of potential defaults under our First Lien Credit Facility during the fourth quarter of 2013, we entered into certain waivers and amendments to the First Lien Credit Facility during the first quarter of 2014, pursuant to which the lenders waived any default arising as a result of the potential failure by us to be in compliance with (i) the maximum total leverage ratio as of September 30, 2013, October 31, 2013, November 30, 2013 and December 31, 2013, and (ii) the minimum interest coverage ratio as of December 31, 2013.  The lenders also waived any actual or potential defaults of the maximum total leverage ratio or the minimum interest coverage ratio through April 30, 2014.

We also engaged in an ultimately unsuccessful process to sell our company in accordance with the terms of the First Lien Credit Facility and the Priming Facility.  The failure to sell our company by April 30, 2014 and the subsequent filing of the Chapter 11 Cases triggered the acceleration of financial obligations under the terms of the First Lien Credit Facility. As described below and under “Overview” above, we entered into the Restructuring Support Agreement with the holders of 100% of the aggregate principal amount of the loans outstanding under the First Lien Credit Facility and filed for relief under the provisions of Chapter 11 of the Bankruptcy Code.

The First Lien Credit Facility is scheduled to mature in May 2016. As described below, the failure to sell our company by April 30, 2014 and the subsequent filing of the Chapter 11 Cases triggered the acceleration of financial obligations under the terms of the First Lien Credit Facility.  Borrowings under the First Lien Credit Facility incur interest expense that is variable in relation to the London Interbank Offer Rates (“LIBOR”) (and/or Prime) rate. As discussed below, effective October 31, 2013, the interest rates on the First Lien Credit Facility loans increased by 50 basis points and will continue to increase by 50 basis points each quarter going forward if we do not raise the Junior Capital (as defined below).

In addition to paying interest on outstanding borrowings under the First Lien Credit Facility, we pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments, and letter of credit fees equal to the LIBOR margin on the undrawn amount of all outstanding letters of credit.  As of March 31, 2014, there was $171.4 million outstanding under the First Lien Credit Facility consisting of $152.6 million in term loans and $18.8 million in revolving loans, and the weighted average interest rate on such loans was 10.15%.  As of March 31, 2014, we had no capacity under the Revolving Credit Facility after taking into account outstanding loan advances and letters of credit.

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

The Plan that we filed on May 5, 2014 contemplates, among other things, that we will reorganize as a going concern and adopt an appropriate post-emergence balance sheet.  Specifically, the Plan contemplates a substantial reduction in our funded debt obligations by satisfying all obligations under the First Lien Credit Facility with the issuance of new common equity.  As part of the Plan contemplated by the Restructuring Support Agreement, all existing shares of common stock would be cancelled for no consideration.

Pursuant to the terms of the Restructuring Support Agreement, the lenders under the First Lien Credit Facility agreed to, among other things, and subject to certain conditions: (a) support and take all reasonable actions necessary or reasonably requested by us to facilitate the implementation of the Restructuring pursuant to the Plan; (b) provide the DIP Credit Facility; (c) backstop the Exit Facility in the event we are unable to secure such a facility from a third party; (d) not support or solicit any plan in opposition to the Plan; and (e) vote to accept the Plan.

Based on current facts and circumstances, we have reclassified our U.S. revolver and term loan balances from long-term to current in our Consolidated Balance Sheets.

Supplemental First Lien Revolving Credit Agreement – August 2013

On August 8, 2013, we entered into a supplemental $8.0 million First Lien Revolving Credit Agreement (the “Supplemental First Lien Revolving Facility”) with General Electric Capital Corporation and the other financial institutions party thereto.

The Supplemental First Lien Revolving Facility matured on October 31, 2013, at which time it had been paid in full, and the facility was terminated.

Supplemental Priming Facility – January 2014

On January 10, 2014, we entered into the $15.0 million Priming Facility with General Electric Capital Corporation and the other financial institutions party thereto.  On March 14, 2014, the lenders extended the maturity date of the Priming Facility to April 30, 2014.  On April 17, 2014, we entered into the fifth amendment to the Priming Facility which increased the Priming Facility from $15.0 million to $18.0 million. The Priming Facility bore interest at a rate equal to LIBOR plus 8.00% or a base rate plus 7.00%.  The Priming Facility was subject to various additional customary terms and conditions, including conditions to funding.  The lenders under the First Lien Credit Facility approved the senior secured super-priority credit facility and the related guarantees to the lenders under the Priming Facility. The assets and stock of our subsidiaries outside of North America were not pledged to secure the Priming Facility.

As of April 30, 2014, there was $18.0 million outstanding under the Priming Facility with no availability.  The failure to sell our company by April 30, 2014, the failure to pay the amount outstanding by the maturity date of April 30, 2014, and the filing of the Chapter 11 Cases triggered the acceleration of our financial obligations under the Priming Facility.  On or around May 7, 2014, following the effective date of the DIP Credit Facility, the DIP Credit Facility was partially funded and used in part to repay in full the obligations outstanding under the Priming Facility of approximately $18.1 million, and as of such date the Priming Facility was terminated.

Cross-Defaults

Defaults under the First Lien Credit Facility and the Priming Facility may also constitute defaults under cross-default provisions found in other debt obligations of the Debtors, including, but not limited to, capital leases.

Capital Leases

On August 17, 2012, we entered into an equipment financing arrangement with CapitalSource Bank.  The lease is a three-year lease for equipment cost up to $10.0 million.  As of March 31, 2014, there was approximately $1.7 million outstanding under this lease arrangement, with monthly payments of $0.1 million and an implied interest rate of 7.09%.

During 2012, we entered into three other capitalized leases with commercial financial institutions. These leases are for terms of three to four years for equipment cost of $0.3 million with implied interest rates from 5.42% to 8.72%. As of March 31, 2014, there was approximately $0.1 million outstanding under these leases.

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

Term Loans-China Bank

As of March 31, 2014, we had two unsecured term loans with the CCB. One loan is denominated in U. S. dollars and the other loan is denominated in the Chinese Yuan (“CNY”). The maximum amount that can be borrowed under these term loans is CNY 90.0 million ($14.6 million). The U. S dollar denominated loan limit is $7.0 million, and the CNY denominated loan limit is CNY 46.0 million ($7.5 million). The borrowings on these loans can only be used to finance the construction of our new facility in China and were entered into on July 8, 2013. Proceeds from the U. S dollar denominated loan are used to purchase machinery and equipment from suppliers not located in China and the proceeds from the CNY denominated loan are used to purchase machinery and equipment from suppliers located in China. Each of these loans is for a term of seven years; interest is paid monthly with semi-annual principal payments beginning December 31, 2015 and ending June 30, 2020. The interest rate for the U. S. dollar denominated loan is LIBOR plus 380 basis points and is reset every three months. The interest rate for the CNY denominated loan is the lending interest rate quoted by the People’s Bank of China and is reset on annual basis. As of March 31, 2014, there was $11.2 million outstanding under these term loans consisting of $4.1 million outstanding under the U. S. dollar denominated loan and CNY 43.9 million ($7.1 million) outstanding under the CNY denominated loan, and the weighted average interest rate was 5.64%. Each term loan agreement contains a subjective acceleration clause. Based on current facts and circumstances, debt outstanding under the term loans with CCB has been classified as current in the Consolidated Balance Sheet.

Non-Dollar Denominated Credit Facilities

As of March 31, 2014, we had eight credit facilities with several of our international subsidiaries.

We have a CNY 60.0 million ($9.7 million) unsecured working capital facility with the CCB and are permitted to make monthly borrowings in both CNY and U. S. dollars. Each monthly borrowing has a maturity date of one year from the borrowing date and interest is paid monthly. The interest rate for U. S. dollar borrowings is LIBOR plus 350 basis points (variable market rate) and is reset every three months. The interest rate for CNY borrowings is the lending interest rate quoted by the People’s Bank of China plus 5.0%. As of March 31, 2014, there was CNY 28.4 million ($4.6 million) outstanding under these term loans consisting of $3.6 million (CNY 22.2 million) outstanding under the U. S. dollar borrowings and CNY 6.2 million ($1.0 million) outstanding under the CNY borrowings, and the weighted average interest rate was 4.51%. This credit facility is subject to an annual renewal review in May of each year and may be terminated by either CCB or us.

We have a CNY 10.0 million ($1.6 million) international trade financing credit facility primarily in place to support the issuance of international letters of credit outside of China. There were no amounts outstanding under this credit facility as of March 31, 2014, and we have no plans to borrow under this facility in the foreseeable future.

We have two credit facilities with German banks aggregating of EUR 6.0 million ($8.3 million). These revolving credit facilities bear interest at various market rates, and are used primarily to guarantee the performance of European installation contracts and temporary working capital requirements. As of March 31, 2014, there were no amounts outstanding under the lines of credit, EUR 2.1 million ($2.9 million) of bank guarantees and letters of credit outstanding, and EUR 3.9 million ($5.4 million) available under these credit facilities.

We have three credit facilities with Egyptian banks in the amount of EGP 15.0 million ($2.2 million). These credit facilities bear interest at various market rates, and are primarily for cash management purposes. There was EGP 9.7 million ($1.4 million) outstanding under these lines of credit, EGP 3.4 million ($0.5 million) of bank guarantees and letters of credit outstanding, and EGP 1.9 million ($0.3 million) available under these credit facilities as of March 31, 2014.

We have a BAHT 600.0 million ($18.5 million) Trade on Demand Financing (accounts receivable) facility with Thai Military Bank Public Company Limited (“TMB”).  This facility bears interest at LIBOR plus 1.75%, is unsecured and may be terminated at any time by either TMB or us. This facility permits us to borrow funds upon presentation of proper documentation of purchase orders or accounts receivable from our customers, in each case with a maximum term not to exceed 180 days. We maintain a bank account with TMB, assigns rights to the accounts receivable used for borrowings under this facility, and instruct these customers to remit payments to the bank account with TMB.  TMB may, in its sole discretion, deduct or withhold funds from our bank account for settlement of any amounts owed by us under this facility. There was approximately BAHT 372.4 million ($11.5 million) outstanding and BAHT 227.6 million ($7.0 million) available under this facility as of March 31, 2014.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash (used in) provided by operating activities	$(10,085)	$7,188
Net cash used in investing activities operations	(1,055)	(16,220)
Net cash provided by financing activities	10,999	16,835
Effect of exchange rate changes on cash	13	910

Net Cash From Operating Activities

Net cash used in operating activities was $10.1 million for the three months ended March 31, 2014 compared to net cash provided by operating activities of $7.2 million in the three months ended March 31, 2013. The $17.3 million decrease was related primarily to the increase in net loss and a smaller decrease in accounts receivable, partially offset by a smaller increase in inventory.

Net Cash From Investing Activities

Net cash used in investing activities consists primarily of:

•	capital expenditures for growth;

•	capital expenditures for facility maintenance, including machinery and equipment improvements to extend the useful life of the assets; and

•	the acquisition of SynTec, LLC in 2013

Capital expenditures during the three months ended March 31, 2014 were $1.1 million. Capital expenditures during the three months ended March 31, 2013 were $6.0 million, which related to expansion in Asia Pacific and Middle East and construction in China.   Net cash used in investing activities during the three months ended March 31, 2013 included approximately $10.2 million related to the acquisition of SynTec, LLC on February 4, 2013.

Net Cash From Financing Activities

Net cash provided by (used in) financing activities consists primarily of borrowings and repayments related to our credit facilities.

Net cash from financing activities was $11.0 million during the three months ended March 31, 2014 compared to $16.8 million during the three months ended March 31, 2013. This change was primarily because net proceeds received from our debt were $11.9 million for the three months ended March 31, 2014 while net proceeds received from our debt were $16.9 million for the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

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

Furthermore, in certain direct sales and raw material acquisition situations, we are required to post performance bonds or bank guarantees as part of the contractual guarantee for performance. The performance bonds or bank guarantees can be in the full amount of the orders. To date we have not received any claims against any of the posted securities, most of which terminate at the final completion date of the orders. As of March 31, 2014, our company had $5.5 million of bonds outstanding and $5.4 million of guarantees issued under its bank lines.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since December 31, 2013. As noted previously, the Company filed for Chapter 11 bankruptcy protection on May 4, 2014 and is operating as a debtor-in-possession.   Effective May 4, 2014, the Company will begin reporting under ASC 852, “Reorganizations.”  No adjustments to the consolidated financial statements were required as of March 31, 2014, and the consolidated financial statements continue to be presented under the going concern basis of accounting.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks as of March 31, 2014 does not differ materially from the information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

As discussed below, we have implemented controls related to our previously identified material weakness and are reviewing the effectiveness of the controls as of March 31, 2014.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, as discussed below.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Previously Identified Material Weakness

As previously discussed in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we reported the following material weakness with our internal control over financial reporting:

•	We did not maintain effective control over revenue recognition, specifically as it relates to cut-off.

Remediation of Material Weakness

During the three months ended March 31, 2014, we implemented the following additional procedures to address the material weakness in our internal control over financial reporting and the ineffectiveness of our revenue recognition controls and procedures:

•	We implemented validation processes to ensure revenues are not recognized unless all required documents to support that title has transferred to our customers have been received.

We are assessing the design and testing the operating effectiveness of the newly implemented controls over the accounting and financial reporting of revenue recognition as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15 and Rule 15d-15 under the Exchange Act) during the three months ended March 31, 2014, except as described above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

For information about the Chapter 11 Cases involving us, see Note 2 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q, which we incorporate by reference into this Item 1.

In the ordinary course of our business, we have been involved in various disputes and litigation. Aside from the ongoing Chapter 11 Cases and although the outcome of any such disputes and litigation cannot be predicted with certainty, we do not believe that there are any pending or threatened actions, suits or proceedings against or affecting us which, if determined adversely to us, would, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the risk factors outlined in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the following risks factors could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects, as well as the market price per share of our common stock.

We filed for reorganization under Chapter 11 of the Bankruptcy Code on May 4, 2014, and we are subject to various risks and uncertainties associated with the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategies will be subject to the risks and uncertainties associated with bankruptcy.  These include risks relating to:

•	our ability to continue as a going concern;

•	our ability to operate within the restrictions and the liquidity limitations of the DIP Credit Facility and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;

•	our ability to consummate the proposed Plan, or any other plan of reorganization, with respect to the Chapter 11 Cases;

•	our ability to obtain and maintain normal payment and other terms with customers, vendors and strategic partners;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain employees;

•	our ability to attract and retain customers;

•	our ability to retain our existing raw material suppliers or secure alternative supply sources; and

•	our ability to obtain acceptable and appropriate exit financing.

We also may be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our relationships with our customers, suppliers, vendors, strategic partners and employees, which could adversely affect our operations, financial condition and cash flows.  Also, pursuant to the Bankruptcy Code, we need to obtain Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to events or take advantage of opportunities.  Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate effect that events occurring during the Chapter 11 proceedings will have on our business, financial condition, results of operations and cash flows, and there is no certainty as to our ability to continue as a going concern (particularly absent a successful Restructuring).

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The implementation of the Plan will not result in any recovery to our stockholders.

If implemented in accordance with its terms, the Plan will substantially change our capital structure.  The Plan, for example, provides that our company will reorganize as a going concern and adopt an appropriate post-emergence balance sheet.  Specifically, the Plan contemplates a reduction in our funded debt obligations by satisfying all obligations under the First Lien Credit Facility with the issuance of new common equity.  As part of the Plan, all existing shares of common stock would be cancelled for no consideration.

We can provide no assurance that the Plan (or any other plan of reorganization) will be consummated, and we urge caution with respect to existing and future investments in our outstanding common stock.

Our business could suffer from the commencement of the Chapter 11 Cases, including a loss of customers and suppliers.

The general effect, if any, that the Chapter 11 Cases may have on our operations cannot be accurately predicted or quantified.  Adverse publicity related to the Chapter 11 Cases might negatively affect our ability to maintain our existing customer, supplier, vendor and strategic partner bases.  The loss of a significant number of customers during the pendency of the Chapter 11 Cases or otherwise could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, any failure to timely obtain suitable raw materials and other supplies at competitive prices could materially adversely affect our business, financial condition, results of operations and cash flows.

Our business could suffer from a long and protracted restructuring.

Our future success will depend on the successful confirmation and implementation of a plan of reorganization.  Failure to obtain this approval in a timely manner could adversely affect our operating results, as our ability to obtain financing to fund our operations and our relations with customers, suppliers, vendors and strategic partners may be harmed by protracted bankruptcy proceedings.  If a liquidation or protracted reorganization were to occur, there is a significant risk that the value of our business would be substantially eroded to the detriment of all stakeholders.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization.  Even once a plan of reorganization is implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, customers, suppliers, vendors and strategic partners to do business with a company that recently emerged from bankruptcy proceedings.

We may have insufficient liquidity.

We expect to incur significant costs as a result of the Chapter 11 Cases and the transactions contemplated by the Plan.  Assuming confirmation and implementation of the Plan in accordance with its terms, we expect to incur significant costs in the forms of bank, legal, accounting and other fees.  Some of these costs may be paid through borrowings under the DIP Credit Facility or a replacement credit facility which may be in place at the time such costs and fees become due and payable.

We are dependent on access to the DIP Credit Facility to fund our working capital requirements and various expenses we expect to incur throughout the pendency of the Chapter 11 Cases.  We can provide no assurance that the lenders will fund their entire commitments under the DIP Credit Facility for the pendency of the Chapter 11 Cases.  In order for us to borrow under the DIP Credit Facility, no default or event of default may exist at the time of such borrowing. In the event of an event of default under the DIP Credit Facility, we would not be able to borrow additional amounts under the DIP Credit Facility and, absent a waiver, the lenders under the DIP Credit Facility could terminate their commitments and declare all amounts owing under the DIP Credit Facility due and payable.

Furthermore, the DIP Credit Facility may prevent us from obtaining additional capital we may need to expand our business during the pendency of the Chapter 11 Cases.  Failure to obtain additional capital may preclude us from developing or enhancing our business, taking advantage of future opportunities or responding to competitive pressures.

Our ability to emerge from the Chapter 11 Cases will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

For the Plan to be effective, we will need to obtain and demonstrate the sufficiency of exit financing.  Failure to obtain exit financing as contemplated by the Plan may further delay our emergence from the Chapter 11 Cases, leaving us vulnerable to any further deterioration in economic conditions.

Emergence from the Chapter 11 Cases is not assured.

If the Plan is not confirmed and consummated, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us would ultimately receive with respect to their claims.  We would likely incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization, which might not be supported by the holders of the the loans outstanding under the First Lien Credit Facility or other stakeholders.  If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.  While we expect to emerge from the Chapter 11 Cases in the future, we can provide no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we will emerge from the Chapter 11 Cases.

We depend on key executives and other personnel and may not be able to retain those employees or recruit additional qualified personnel.

Our ability to successfully operate and grow our global business and implement our strategies is largely dependent on the efforts, abilities and services of our senior management team and other key employees.  If we lose the services of our senior management or other key employees, our business could be negatively affected.  During the Chapter 11 Cases, the Bankruptcy Code limits our ability to enter into retention, severance or similar types of arrangements with our key personnel and other persons who may be considered “insiders.”

Our future operations could also be harmed if we are unable to attract, hire, train and retain qualified managerial, sales, operations, engineering and other technical personnel.

For more information regarding our efforts to retain our senior management and other key employees, see “If we are unable to retain key executives and other personnel, our growth may be hindered” under Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Following the failure to sell our company by April 30, 2014 and the filing of the Chapter 11 Cases, we are in default on substantially all of our debt obligations other than post-petition financing.  The aggregate amount in default as of the date of this Quarterly Report on Form 10-Q is approximately $173.0 million.  However, we believe that any efforts to enforce these obligations are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and during pendency of the Chapter 11 Cases unless the Bankruptcy Court approves a motion to enforce such provisions.

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

Date:  May 15, 2014.

GSE HOLDING, INC.

/s/ Daniel C. Storey
Name: Daniel C. Storey Title: Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1
Limited Waiver and Seventh Amendment to First Lien Credit Agreement, dated January 10, 2014, by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 10, 2014).

10.2
First Lien Revolving Credit Agreement, dated January 10, 2014, by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 10, 2014).

10.3
Eighth Amendment to First Lien Credit Agreement, dated January 16, 2014, by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto (incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K filed on March 31, 2014).

10.4
First Amendment to First Lien Revolving Credit Agreement, dated January 16, 2014 by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto (incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K filed on March 31, 2014).

10.5+	GSE Holding, Inc. Key Executive Incentive Plan and Key Employee Retention Plan (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K filed on March 31, 2014).
10.6
Ninth Amendment to First Lien Credit Agreement, dated March 5, 2014, by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto (incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K filed on March 31, 2014).

10.7
Second Amendment to First Lien Revolving Credit Agreement, dated March 5, 2014 by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto (incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K filed on March 31, 2014).

10.8
Tenth Amendment to First Lien Credit Agreement, dated March 13, 2014, by and among GSE Environmental, Inc., General Electric Capital Corporation and the other parties thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 14, 2014).

10.9
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
101.1*
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (iv) Notes to Condensed Consolidated Financial Statements.

_____________________
*	Filed herewith.

+	Indicates management contract or compensatory plan or arrangement